Form 10-Q
period 2021-10-31
Myson, Inc.
filed 2021-12-09
CIK 1879293

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to __________________

Commission File Number 0-56333

MYSON, INC.
(Exact Name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other Jurisdiction of	I.R.S. Employer-
Incorporation or Organization	Identification No.)

3625 Cove Point Drive, Salt Lake City, UT 84109
(Address of Principal Executive Offices and zip code)

(801) 209-0740
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol(s)         Name of each exchange on which registered

Common StockMYSN  OTC Link

Par $.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐Accelerated filer ☐  Non-accelerated filer ☒

Smaller reporting company ☒  Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 9, 2021, there were 67,778 shares of Common Stock, $.00001 par value, and 1,000,000 shares of Series A Convertible Preferred Stock outstanding.

PART I FINANCIAL STATEMENTS

MYSON, INC.
Balance Sheets
(unaudited)

	October 31,	July 31,
	2021	2021

ASSETS

Current Assets

Cash and cash equivalents	$--	$--
Total Current Assets	--	--

Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$632	$--
Total Current Liabilities	632	--

STOCKHOLDERS' EQUITY

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 1,000,000 and 1,000 shares issued or outstanding, respectively	10	1
Common stock, $0.00001 par value, 480,000,000 shares authorized; 69,778 shares outstanding	1	1
Additional paid in capital	19,610	99
Retained deficit	(20,253)	(101)
Total stockholders' equity (deficit)	(632)	--
Total Liabilities and Stockholders' Equity	$--	$--

The annexed notes form an integral part of these financial statements.

MYSON, INC.
Statement of Income
(unaudited)

For the three
Months Ended
October 31,
2021

OPERATING EXPENSES

General and administrative	20,152
Total operating expenses	20,152
NET LOSS	$(20,152)

Earnings per share,
basic and diluted	$(0.00)

Basic and diluted weighted average
shares outstanding	10,069,778

The annexed notes form an integral part of these financial statements.

MYSON, INC.
Statement of Changes in Stockholders' Equity
For the Three Months Ended October 31, 2021
(unaudited)
	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total

Balances, July 31, 2021	69,779	$1	1,000,000	$10	$90	$(101)	$--
Contribution to capital					19,520		19,520
Net loss for period ended July 31, 2021	--	--	--	--	--	(20,152)	(20,152)
Balances, July 31, 2021	69,779	$1	1,000,000	$10	$19,610	$(20,253)	$(632)

The annexed notes form an integral part of these financial statements.

Statements of Cash Flows

For the three
Months Ended
October 31,
2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from operations	$(20,152)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	--

Changes in operating assets and liabilities
Increase in accounts payable	632
Net cash provided (used) by operating activities	(19,520)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution to capital by controlling shareholder	19,520

Net cash provided (used) by financing activities	19,520

Net increase (decrease) in cash	--
Cash, at beginning of period	--
Cash, at end of period	$--

Supplemental Non-Cash Disclosure
Cash paid for interest	$--
Cash paid for taxes	$--

The annexed notes form an integral part of these financial statements.

MYSON, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2021

NOTE 1 – NATURE OF OPERATIONS

Myson, Inc. (“Myson”, or the “Company”) is an Oklahoma corporation formed on July 8, 2021. As of October 31, and July 31, 2021, the Company did not have any subsidiaries. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of October 31, 2021, the Company had not commenced any operations. All activity for the period from July 8, 2021 (inception) through October 31, 2021 relates to the Company’s formation and the filing of its Registration Statement on Form 10, which was effective on October 23, 2021, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

Liquidity and Capital Resources

As of October 31, 2021, the Company had no cash on hand, all operating expenses being provided by its sole officer and director. That officer and director intends to continue providing such resources until the initial Business Combination is effected. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Expenses anticipated including existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement on Form 10 as filed with the SEC on August 23, 2021, as amended on September 19, 2021, as well as the Company’s future filings with the SEC. The interim results for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending July 31, 2022 or for any future periods.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to the valuation of its contingent liabilities and the valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation-Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

·

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2021, the Company had not yet achieved profitable operations, has accumulated losses of $101 since its inception, has no working capital  and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31 and July 31, 2021, a related party has paid various expenses on behalf of the Company. The related party does not expect to be reimbursed for those expenses.

As the Company’s office space needs are limited at the current time, the officer and director is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 500,000,000 shares, all par value $0.00001 per share, of which 480,000,000 shares are designated as Common Stock and 20,000,000 shares are designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series. The Company has 69,778 shares of Common Stock and 10,000 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of Common Stock and has 100,000 voting rights per share. The number of shares of Common Stock outstanding could increase slightly as a result of rounding shares issued in lieu of fractional shares.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated on July 8, 2021 as an Oklahoma corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from July 8,  2021 (inception) through October 31, 2021 were organizational activities, preparing and filing a Form 10 with the SEC, and then identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially in the year ended July 31, 2022.

For the three months ended October 31, 2021, we had a net loss of $20,152, resulting from accounting fees, transfer agent fees, and expenses related to the notice of corporate action filed with FINRA to effect a reverse split and name change.

Liquidity and capital resources.

The Company has no working capital, with all of its foreseeable capital needs being met by contributions or loans from its sole officer and director.  The Company has no business at this time and is seeking to acquire another business.

Cash flows

Our operating activities resulted in a net loss of $20,153 for the quarter ended October 31, 2021. Our accounts payable increased by $632, and our officer and director contributed cash of $19,520. We expect that we will require an additional $10,000 to be either contributed or loaned by the officer and director during the remainder of the year ended July 31, 2022. We did not use any funds for investing activities and do not expect to do so during the remainder of the year ended July 31, 2022.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our Financial Statements on page F-7. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As October 31, 2021, we have no off-balance sheet arrangements.

Contractual Obligations

We have no contractual obligations at this time other than the agreement with our transfer agent for services at $350 per month.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. We will defer any revenue for which the product or servicers has not been delivered or provided, or is subject to refund, until such time that we and the customer jointly determine that the product has been delivered or that no refund will be required.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended October 31, 2021.

Distinguishing Liabilities from Equity

We rely on the guidance provided by ASC Topic 480,Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. We first determine whether a financial instrument should be classified as a liability. We will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that we must or may settle by issuing a variable number of its equity shares.

Once we determine that a financial instrument should not be classified as a liability, we determine whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). We will determine temporary equity classification if the redemption of the financial instrument is outside the control of our Company (i.e. at the option of the holder). Otherwise, we account for the financial instrument as permanent equity.

Initial Measurement

We record our financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, we account for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable.

Recently Issued Accounting Pronouncements

Management has evaluated issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of the three months ended October 31, 2021.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of October 1, 2021:

·

The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

·	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This Quarterly Report on Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings  -  None.

Item 1A.Risk Factors  -  This item is inapplicable since we are a “smaller reporting company.”

Item 2.Unregistered Sales of Equity Securities and Use of Proceed – None.

Item 3.Defaults Upon Senior Securities – None.

Item 4.Mine Safety Disclosures – Not applicable

Item 5.Other Information - None

Item 6.Exhibits

Exhibit No.	Description	Note
2.1	Agreement and Plan of Merger dated July 8, 2021	Note 1
3.(i) 1	Articles of Incorporation	Note 1
3.(i)2	Bylaws	Note 1
31	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))	Filed herewith
32	Certification of Chief Executive and Financial Officer (18 USC 1350)	Filed herewith
101 INS	Inline XBRL Instance Document	Filed herewith
101 SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

(1)  Incorporated by reference to such exhibit as filed with  the Registration Statement on Form 10 filed on August 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSON, INC.

Date:	December 9, 2021	By:	/s/ G. Reed Petersen
G. Reed Petersen,
President and Chief Financial
Officer (chief financial officer
and accounting officer and duly
authorized officer)