Form 10-Q
period 2022-01-31
Myson, Inc.
filed 2022-03-07
CIK 1879293

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

(801) 209-0740
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock Par $.00001	MYSN	OTC Link

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

As of March 9, 2022, there were 133,261 shares of Common Stock, $.00001 par value, and 1,000 shares of Series A Convertible Preferred Stock outstanding.

PART I FINANCIAL STATEMENTS

MYSON, INC.
Balance Sheets

	January 31,	July 31,
	2022	2021
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$--	$--
Total Current Assets	--	--

Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$282	$--
Total Current Liabilities	282	--

STOCKHOLDERS' EQUITY

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 1,000 shares issued or outstanding	1	1
Common stock, $0.00001 par value, 480,000,000 shares authorized; 133,261 shares outstanding	1	1
Additional paid in capital	24,520	99
Retained deficit	(24,804)	(101)
Total stockholders' equity (deficit)	(282)	--
Total Liabilities and Stockholders' Equity	$--	$--

The annexed notes form an integral part of these financial statements.

MYSON, INC.
Statements of Income
(unaudited)

	For the three	For the six
	Months Ended	Months Ended
	January 31,	January 31,
	2022	2022

OPERATING EXPENSES

General and administrative	4,551	24,703
Total operating expenses	4,551	24,703
NET LOSS	$(4,551)	$(24,703)

Earnings per share,
basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average
shares outstanding	10,133,261	10,133,261

The annexed notes form an integral part of these financial statements.

MYSON, INC.
Statement of Changes in Stockholders' Equity
For the Six Months Ended January 31, 2022
(unaudited)
	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total

Balances, July 31, 2021	133,261	$1	1,000	$1	$99	$(101)	$--
Contributions to capital					19,520		19,520
Net loss for three months ended October 31, 2021	--	--	--	--	--	(20,152)	(20,152)
Balances, October 31, 2021	133,261	1	1,000	1	19,619	(20,253)	(632)

Contributions to capital					4,901		4,901
Net loss for three months ended January 31, 2022	--	--	--	--	--	(4,551)	(4,551)
Balances, January 31, 2022	133,261	$1	1,000	$1	$24,520	$(24,804)	$(282)

The annexed notes form an integral part of these financial statements.

MYSON, INC.
Statements of Cash Flows
(unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	January 31,	January 31,
	2022	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from operations	$(4,551)	$(24,703)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	--	--

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(350)	282
Net cash provided (used) by operating activities	(4,901)	(24,421)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution to capital by controlling shareholder	4,901	24,421

Net cash provided (used) by financing activities	4,901	24,421

Net increase (decrease) in cash	--	--
Cash, at beginning of period	--	--
Cash, at end of period	$--	$--

Supplemental Non-Cash Disclosure
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

The annexed notes form an integral part of these financial statements.

MYSON, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months January 31, 2022

NOTE 1 – NATURE OF OPERATIONS

Myson, Inc. (“Myson”, or the “Company”) is an Oklahoma corporation formed on July 8, 2021. As of January 31, 2022 and July 31, 2021, the Company did not have any subsidiaries. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of January 31, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2021 (inception) through January 31, 2022 relates to the Company’s formation and the filing of its Registration Statement on Form 10, which was effective on October 23, 2021, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

Liquidity and Capital Resources

As of January 31, 2022, the Company had no cash on hand, all operating expenses being provided by its sole officer and director. That officer and director intends to continue providing such resources until the initial Business Combination is effected. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Expenses anticipated including existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement on Form 10 as filed with the SEC on August 23, 2021, as amended on September 19, 2021, as well as the Company’s future filings with the SEC. The interim results for the three and six months ended January 31, 2022 are not necessarily indicative of the results to be expected for the year ending July 31, 2022 or for any future periods.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2022, the Company had not yet achieved profitable operations, has accumulated losses of $24,804 since its inception, has no working capital  and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2022 and July 31, 2021, a related party has paid various expenses on behalf of the Company. The related party does not expect to be reimbursed for those expenses.

As the Company’s office space needs are limited at the current time, the officer and director is currently providing space to the Company at no cost.

NOTE 5 – EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 500,000,000 shares, all par value $0.00001 per share, of which 480,000,000 shares are designated as Common Stock and 20,000,000 shares are designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series. The Company has 133,261 shares of Common Stock and 1,000 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of Common Stock and has 100,000 voting rights per share. The number of shares of Common Stock outstanding increased from 69,778 to 133,261 in February 2022 in connection with the effectuation of our 1-for 10,000 reverse stock split as the result of the issuance of rounding shares to record holders as of February 24, 2022. All share numbers have been retroactively restated. The total number of shares of Common Stock could further increase as a result of rounding shares issued in lieu of fractional share to holders in street name.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from July 8, 2021 (inception) through January 31, 2022 were organizational activities, preparing and filing a Form 10 with the SEC, and then identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially in the year ended July 31, 2022.

For the three months ended January 31, 2022, we had a net loss of $4,551, resulting from accounting fees, transfer agent fees, edgarization fees  and postage expenses, primarily related to the costs of maintaining our company current with the transfer agent and with our filing obligations with the Securities and Exchange Commission.

For the six months ended January 31, 2022, we had a net loss of $24,703, resulting from accounting fees, transfer agent fees, edgarization fees  and postage expenses, primarily related to the costs of maintaining our company current with the transfer agent and with our filing obligations with the Securities and Exchange Commission. and expenses related to the notice of corporate action filed with FINRA to effect a reverse split and name change. FINRA has approved the reverse split and name change which was  effective on the over the counter market on February 24, 2022.

Liquidity and capital resources.

The Company has no working capital, with all of its foreseeable capital needs being met by contributions or loans from its sole officer and director.  The Company has no business at this time and is seeking to acquire another business.

Cash flows

Our operating activities resulted in a net loss of $24,703 for the six months ended January 31, 2022, and $4,551 for the three months then ended. Our accounts payable increased by $282 for the six months, but decreased by $350 for the three months ended January 31, 2022. Our officer and director contributed cash of $24,421 for the six months ended January 31, 2022 and $4,901 for the January 31, 2022 quarter. We expect that we will require an additional $10,000 to be either contributed or loaned by the officer and director during the remainder of the year ended July 31, 2022. We did not use any funds for investing activities and do not expect to do so during the remainder of the year ended July 31, 2022.

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

MYSON, INC.

Date:March 7, 2022By:/s/ G. Reed Petersen

G. Reed Petersen,

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)