Form 10-Q
period 2022-04-30
Myson, Inc.
filed 2022-06-21
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to __________________

Commission File Number 0-56333

MYSON, INC.

(Exact Name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other Jurisdiction of	I.R.S. Employer-
Incorporation or Organization	Identification No.)

7950 W. Sunset Blvd., Ste 629 Los Angeles CA 90046

(Address of Principal Executive Offices and zip code)

(310) 666-0750

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	MYSN

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of June 13, 2022, there were 10,133,284 shares of Common Stock, $.00001 par value.

MYSON, INC.

FORM 10-Q

For the Period ended April 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYSON, INC.

CONDENSED BALANCE SHEETS

	April 30, 2022	July 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$282	$—
Total Current Liabilities	282	—

Stockholders’ Deficit:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, 1,000 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 133,284 shares issued and outstanding	1	1
Additional paid in capital	27,739	100
Accumulated deficit	(28,022)	(101)
Total stockholders’ deficit	(282)	—
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	3,218	—	27,921	—
Total operating expenses	3,218	—	27,921	—
Loss from operations	(3,218)	—	(27,921)	—

Net Loss	$(3,218)	$—	$(27,921)	$—

Loss per share, basic & diluted	$(0.02)	$—	$(0.21)	$—

Weighted average shares outstanding, basic & diluted	133,284	133,284	133,284	133,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, July 31, 2021	133,284	$1	1,000	$—	$100	$(101)	$—
Contributions to capital	—	—	—	—	19,520	—	19,520
Net loss	—	—	—	—	—	(20,152)	(20,152)
Balances, October 31, 2021	133,284	1	1,000	—	19,210	(20,253)	(632)
Contributions to capital	—	—	—	—	4,901	—	4,901
Net loss	—	—	—	—	—	(4,551)	(4,551)
Balances, January 31, 2022	133,284	1	1,000	—	24,521	(24,804)	(282)
Contributions to capital	—	—	—	—	3,218	—	3,218
Net loss	—	—	—	—	—	(3,218)	(3,218)
Balances, April 30, 2022	133,284	$1	1,000	—	$27,739	$(28,022)	$(282)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(27,921)	$—
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	282	—
Net cash used by operating activities	(27,639)	—

Cash Flows from Financing Activities:
Contributions to capital by controlling shareholder	27,639	—
Net cash provided by financing activities	27,639	—

Net increase (decrease) in cash	—	—
Cash, at beginning of period	—	—
Cash, at end of period	$—	$—

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2022

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

As of April 30, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2021 (inception) through April 30, 2022 relates to the Company’s formation and the filing of its Registration Statement on Form 10, which was effective on October 23, 2021, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement on Form 10 as filed with the SEC on August 23, 2021, as amended on September 19, 2021, as well as the Company’s future filings with the SEC. The interim results for the nine months ended April 30, 2022 are not necessarily indicative of the results to be expected for the year ending July 31, 2022 or for any future periods.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2022 and July 31, 2021.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of April 30, 2022 and July 31, 2021, we had 10,000,000 potentially dilutive shares of common stock from convertible preferred stock. As of April 30, 2022, the dilutive shares are not included in the loss per share as their inclusion would be anti-dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2022, the Company has not yet achieved profitable operations, has accumulated losses of $28,022 since its inception, has no working capital, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2022, the previous majority shareholder paid $27,639 of expenses on behalf of the Company for which there is no expectation for reimbursement. The amount has been accounted for as contributed capital.

NOTE 5 – COMMON STOCK

The Company has authorized 480,000,000 shares of common stock, par value $0.00001.

Effective February 24, 2022, the Company effectuated a 1 for 10,000 reverse stock split. All share numbers throughout these financial statements have been retroactively restated.

NOTE 6 – PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock, par value $0.00001. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Of the authorized preferred stock 1,000 shares have been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and has 100,000 voting rights per share.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent events exist.

On May 11, 2022, G. Reed Petersen Irrevocable Trust (the “Seller”), agreed to sell all 1,000 issued and outstanding Series A Preferred Shares of the Company to Reddington Partners LLC (the “Purchaser”), thus constituting a change of control of the Company, for $495,000, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Preferred Shares were convertible into 10,000,000 common shares which, upon conversion, represent approximately 98.7% of the Company’s outstanding common shares.

The sale of the Shares to the Purchaser was completed on May 17, 2022. As part of the Stock Purchase Agreement, G. Reed Petersen agreed to resign as the Company’s sole officer and director; and the change of management was completed on June 5, 2022. On June 6, 2022, Henrik Rouf became the Company’s sole officer and director.

On June 8, 2022, the Reddington Partners LLC converted the Series A Preferred Shares into 10,000,000 common shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

General Overview

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

Current Business

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from July 8, 2021 (inception) through April 30, 2022 were organizational activities, preparing and filing a Form 10 with the SEC, and then identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2022 and 2021

For the three months ended April 30, 2022, we had a net loss of $3,218, resulting from transfer agent fees. As the Company was formed on July 8, 2021, we had no operations to report as of April 30, 2021.

Results of Operations for the Nine Months Ended April 30, 2022 and 2021

For the nine months ended April 30, 2022, we had a net loss of $27,921, resulting from accounting fees, transfer agent fees, edgarization fees and postage expenses, primarily related to the costs of maintaining our company current with the transfer agent and with our filing obligations with the Securities and Exchange Commission. and expenses related to the notice of corporate action filed with FINRA to effect a reverse split and name change. As the Company was formed on July 8, 2021, we had no operations to report as of April 30, 2021.

Liquidity and capital resources.

The Company has no working capital, with all of its foreseeable capital needs being met by contributions or loans from its sole officer and director. The Company has no business at this time and is seeking to acquire another business.

Cash flows

For the nine months ended April 30, 2022, we used $27,639 of cash in operations, all of which was contributed by the former majority shareholder.

We expect that we will require an additional $35,000 to be either contributed or loaned by the officer and director during the remainder of the year ending July 31, 2022.

CRITICAL ACCOUNTING POLICIES

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of the nine months ended April 30, 2022.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of April 30, 2022:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Material Weakness – Inadequate segregation of duties.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description	Note
2.1	Agreement and Plan of Merger dated July 8, 2021	(1)
3.(i)1	Articles of Incorporation	(1)
3.(i)2	Bylaws	(1)
31	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))	Filed herewith
32	Certification of Chief Executive and Financial Officer (18 USC 1350)	Filed herewith
101 INS	Inline XBRL Instance Document	Filed herewith
101 SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

(1) Incorporated by reference to such exhibit as filed with the Company’s Registration Statement on Form 10 filed on August 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSON, INC.

Date: June 21, 2022

By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Chief Financial Officer

