Form 10-Q
period 2022-10-31
Myson, Inc.
filed 2022-12-06
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of November 30, 2022, there were 10,133,284 shares of Common Stock, $.00001 par value.

MYSON, INC.

FORM 10-Q

For the Period ended October 31, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYSON, INC.

CONDENSED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$16,036	$282
Loan payable – related party	46,699	37,649
Total Current Liabilities	62,735	37,931

Stockholders’ Deficit:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, 1,000 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 10,133,284 shares issued and outstanding	101	101
Additional paid in capital	27,639	27,639
Accumulated deficit	(90,475)	(65,671)
Total stockholders’ deficit	(62,735)	(37,931)
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Operating expenses:
General and administrative	24,804	20,152
Total operating expenses	24,804	20,152
Loss from operations	(24,804)	(20,152)

Net Loss	$(24,804)	$(20,152)

Loss per share, basic & diluted	$(0.00)	$(0.15)

Weighted average shares outstanding, basic & diluted	10,133,284	133,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, July 31, 2021	133,284	$1	1,000	$—	$100	$(101)	$—
Contributions to capital	—	—	—	—	19,520	—	19,520
Net loss	—	—	—	—	—	(20,152)	(20,152)
Balances, October 31, 2021	133,284	$1	1,000	$—	$19,620	$(20,253)	$(632)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, July 31, 2022	10,133,284	$101	—	$—	$27,639	$(65,671)	$(37,931)
Net loss	—	—	—	—	—	(24,804)	(24,804)
Balances, October 31, 2022	10,133,284	$101	—	$—	$27,639	$(90,475)	$(62,735)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(24,804)	$(20,152)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	15,754	632
Net cash used by operating activities	(9,050)	(19,520)

Cash Flows from Financing Activities:
Loan payable – related party
Contributions to capital by controlling shareholder	9,050	19,520
Net cash provided by financing activities	9,050	19,520

Net change in cash	—	—
Cash, at beginning of period	—	—
Cash, at end of period	$—	$—

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2022 and July 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The Company has no potentially dilutive shares of common stock as of October 31, 2022 and July 31, 2022.

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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2022, the Company has not yet achieved profitable operations, has accumulated losses of $90,475 since its inception, has no working capital, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2022, Reddington Partners LLC, the majority shareholder, advanced the Company $9,050 to pay for general operating expenses. As of October 31, 2022, the Company owes Reddington Partners LLC, a total of $46,699 for advances to the Company. The advances are non-interest bearing and due on demand.

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

On June 8, 2022, the Reddington Partners LLC converted the Series A Preferred Shares into 10,000,000 common shares.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Current Business

We have neither engaged in any operations nor generated any operating revenues to date. We are currently a “shell,” as that term is defined pursuant to Rule 12b-2 of the Securities Exchange Act of 1934. Our only activities for the period from July 8, 2021 (inception) through October 31, 2022 were organizational activities, preparing and filing a Form 10 with the SEC, and then identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2022 and 2021

Revenue

We did not recognize any revenue for the three months ended October 31, 2022 and 2021.

General and administrative

General and administrative expense was $24,804 and $20,152 for the three months ended October 31, 2022 and 2021, respectively. Expenses were for accounting fees, transfer agent fees, edgarization fees and postage expenses, primarily related to the costs of maintaining our company current with the transfer agent and with our filing obligations with the Securities and Exchange Commission.

Net Loss

For the three months ended October 31, 2022, we had a net loss of $24,804 as compared to a net loss of $20,152 for the three months ended October 31, 2021.

Liquidity and capital resources.

The Company has no working capital, with all of its foreseeable capital needs being met by contributions or loans from its sole officer and director. The Company has no business at this time and is seeking to acquire another business.

Cash flows

Operating Activities

Cash used by operating activities was $9,050 for the three months ended October 31, 2022, compared to cash used for operating activities of $19,250 for the three months ended October 31, 2021.

Investing Activities

We used $0 for investing activities for the three months ended October 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $9,050 for three months ended October 31, 2022, compared to $19,520 for the three months ended October 31, 2021. During the current period we received $9,050 from the majority shareholder. During the prior period, we received $19,250 that was contributed by the former majority shareholder.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of October 31, 2022.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of October 31, 2022:

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

Date: December 6, 2022

By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Chief Financial Officer

