Form 10-Q
period 2023-04-30
Myson, Inc.
filed 2023-06-30
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to __________________

Commission File Number 0-56333

MYSON, INC.

(Exact Name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other Jurisdiction of	I.R.S. Employer-
Incorporation or Organization	Identification No.)

1141 W. Randolph Street, Suite 200, Chicago, IL 60607

(Address of Principal Executive Offices and zip code)

(312) 642-0100

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	MYSN	OTC Link

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

As of June 20, 2023, there were 99,345,935 shares of Common Stock, $.00001 par value.

MYSON, INC.

FORM 10-Q

For the Period ended April 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYSON, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Current Assets:
Cash	$164,056	$256,534
Accounts receivable	267,651	133,703
Loan receivable	12,500	12,500
Due from related parties	482,550	158,883
Total Current Assets	926,757	561,620

Operating lease right of use asset	210,454	—
Property and equipment, net	35,396	67,775
Total other assets	245,850	67,775

Total Assets	$1,172,607	$629,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accruals	$48,888	$48,614
Loan payable	150,000	149,900
Loan payable – related party	125,709	77,649
Operating lease liability – current portion	37,618	—
Total Current Liabilities	362,215	276,163
Long Term Liabilities:
Operating lease liability – net of current portion	173,084	—
Deferred lease obligation	1,007	—
Long Term Liabilities:	174,091	—

Total Liabilities	536,306	276,163

Stockholders’ Deficit:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, 1,000 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 99,345,935 and 10,133,284 shares issued and outstanding, respectively	993	101
Additional paid in capital	2,754,581	418,802
Accumulated deficit	(2,119,273)	(65,671)
Total stockholders’ deficit	636,301	353,232
Total Liabilities and Stockholders’ Deficit	$1,172,607	$629,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
Commission income	$769,150	$693,591	$2,478,230	$1,478,189
Commission expense	213,305	230,235	736,628	636,692
Commission expense – related party	200,000	213,925	670,900	268,825
Gross margin	355,845	249,431	1,070,702	572,672

Operating expenses:
Stock based compensation	1,582,072	—	1,582,072	—
Professional fees	80,750	11,455	88,114	51,463
Payroll expense	63,009	65,507	179,487	181,005
General and administrative	144,083	125,456	327,522	404,263
Total operating expenses	1,869,914	202,418	2,177,195	636,731

(Loss) income from operations	(1,514,069)	47,013	(1,106,493)	(64,059)

Other income (expense):
Interest expense	(5,217)	—	(5,217)	—
Impairment expense	—	—	—	(33,333)
Gain of forgiveness of debt	—	—	—	82,335
Total other (expense) income	(5,217)	—	(5,217)	49,002

Net (loss) income before income tax	(1,519,286)	47,013	(1,111,710)	(15,057)
Income tax	—	—	—	—

Net (Loss) Income	$(1,519,286)	$47,013	$(1,111,710)	$(15,057)

(Loss) income per share, basic & diluted	$(0.04)	$0.00	$(0.04)	$(0.00)

Weighted average shares outstanding, basic & diluted	41,247,538	10,133,284	25,183,114	10,133,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, July 31, 2021	133,284	$1	1,000	$—	$251,637	$(101)	$251,537
Contributions to capital	—	—	—	—	19,520	—	19,520
Net loss	—	—	—	—	—	(49,766)	(49,766)
Balances, October 31, 2021	133,284	1	1,000	—	271,157	(49,867)	221,291
Contributions to capital	—	—	—	—	4,901	—	4,901
Net loss	—	—	—	—	—	(12,304)	(12,304)
Balances, January 31, 2022	133,284	1	1,000	—	276,058	(62,171)	213,888
Contributions to capital	—	—	—	—	3,218	—	3,218
Net loss	—	—	—	—	—	47,013	47,013
Balances, April 30, 2022	133,284	$1	1,000	$—	$279,276	$(15,158)	$264,119

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, July 31, 2022	10,133,284	$101	—	$—	$418,802	$(65,671)	$353,232
Net loss	—	—	—	—	—	406,743	406,743
Balances, October 31, 2022	10,133,284	101	—	—	418,802	341,072	759,975

Net loss	—	—	—	—	—	833	833
Balances, January 31, 2023	10,133,284	101	—	—	418,802	341,905	760,808
Stock issued for services	1,788,227	18	—	—	894,096	—	894,114
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Shares issued for reverse acquisition	87,424,424	874	—	—	(140,389)	(941,892)	(1,081,407)
Net loss	—	—	—	—	—	(1,519,286)	(1,519,286)
Balances, April 30, 2023	99,345,935	$993	—	$—	$2,754,581	$(2,119,273)	$636,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,111,710)	$(15,057)
Adjustments to reconcile net loss to net cash used in Operating activities:
Impairment expense	—	33,333
Gain of forgiveness of debt	—	(82,335)
Stock based compensation	1,582,072	—
Depreciation expense	32,379	25,903
Operating lease expense	248	—
Deferred lease obligation	1,007	—
Reverse acquisition	(187,293)	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(133,948)	24,312
Other assets	—	22,500
Accounts payable and accruals	374	25,623
Due from related parties	(323,667)	(5,000)
Net cash (used) provided by operating activities	(140,538)	29,279

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(53,918)
Net cash used by investing activities	—	(53,918)

Cash Flows from Financing Activities:
Loan payable – related party	48,060	—
Contributions to capital by controlling shareholder	—	27,639
Net cash provided by financing activities	48,060	27,639

Net change in cash	(92,478)	3,000
Cash, at beginning of period	256,534	152,506
Cash, at end of period	$164,056	$155,506

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$222,344	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MYSON, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2023

NOTE 1 – NATURE OF OPERATIONS

Myson, Inc. (“Myson”, or the “Company”) is an Oklahoma corporation formed on July 8, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On May 11, 2022, G. Reed Petersen Irrevocable Trust (the “Seller”), agreed to sell all 1,000 issued and outstanding Series A Preferred Shares of the Company to Reddington Partners LLC (the “Purchaser”), thus constituting a change of control of the Company, for $495,000, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Preferred Shares were convertible into 10,000,000 common shares which, upon conversion, represent approximately 98.7% of the Company’s outstanding common shares. On June 8, 2022, Reddington Partners LLC converted their Series A Preferred Shares into 10,000,000 common shares.

The sale of the Shares to the Purchaser was completed on May 17, 2022. As part of the Stock Purchase Agreement, G. Reed Petersen agreed to resign as the Company’s sole officer and director; and the change of management was completed on June 5, 2022. On June 6, 2022, Henrik Rouf became the Company’s sole officer and director.

On March 30, 2023, the Company, entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the title of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders now own 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

The Merger is accounted for as a reverse recapitalization. Mag Mile Capital is deemed the accounting predecessor of the Merger and will be the successor registrant for SEC purposes, meaning that Mag Mile Capital’s financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

Mag Mile Capital is a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas, Michigan, Colorado and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs, Mag Mile Capital leverages a wide variety of lending relationships and equity capital connections as a leading national real estate mortgage intermediary. Its personnel have collectively raised over $9 billion in real estate financing during their combined 29 years of experience in this industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022, and the Form 8-K filed on March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2023 and July 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of April 30, 2023 and 2022, the Company has 0 and 10,000,000 potentially dilutive shares of common stock from convertible preferred stock. As of April 30, 2023 and 2022, any dilutive shares are not included in the loss per share as their inclusion would be anti-dilutive due to the Company’s net loss.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The company generates revenues from brokering financing transactions, mainly senior debt on CRE transactions. Revenues are recognized when the transaction is finalized. For certain types of loans, mainly securitized CMBS loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. There is a risk that the securitized revenue may not be realized if the market conditions deteriorate, and the lender is not able to make money. There is no refund policy or no credit risk to the company once the revenue is recognized.

Cost of Revenue

Cost of revenues includes commission expense paid during the period.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company will adopt the ASU for its fiscal year ending July 31, 2024, and is currently evaluating the impact.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2023, the Company has not yet achieved profitable operations. For the nine months ended April 30, 2023, we had a net loss of $1,111,710 ($1,582,072 of which was non-cash expense) and used $140,538 of cash in operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. We expect to use the exercise of warrants to meet our needs for growth for more than twelve months from the date of issuance of these financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	April 30, 2023	July 31, 2022
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(155,908)	(123,529)
Total property and equipment, net	$35,396	$67,775

Depreciation expense for the nine months ended April 30, 2023, and 2022, was $32,379 and $25,903, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can prepaid at any time without penalty.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due from related parties consist of receivables of $416,750 and $0, from Mag Mile Capital LLC as of April 30, 2023 and July 31, 2022, respectively, and amounts due from companies related to the CEO of $65,800 and $158,883.

During the nine months ended April 30, 2023, Reddington Partners LLC, a majority shareholder, advanced the Company $48,060 to pay for general operating expenses. As of April 30, 2023 and July 31, 2022, the Company owes Reddington Partners LLC, a total of $85,709 and $37,649, respectively, for advances to the Company. The advances are non-interest bearing and due on demand. In addition, as of April 30, 2023 and July 31, 2022, the Company has a loan payable due to Mag Mile Capital LLC of $40,000 and $40,000, respectively.

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3% which we believe is a market rate for this space (Note 9).

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the three and nine months ended April 30, 2023, Mr. Shah earned commissions of $200,000 and $670,900, respectively. For the three and nine months ended April 30, 2022, Mr. Shah earned commissions of $213,925 and $268,825, respectively.  Per the terms of the new employment contract dated March 31, 2023, the Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

NOTE 7 – COMMON STOCK

The Company has authorized 480,000,000 shares of common stock, par value $0.00001.

Effective February 24, 2022, the Company effectuated a 1 for 10,000 reverse stock split. All share numbers throughout these financial statements have been retroactively restated.

On March 28, 2023, the Company issued 894,113 shares of common stock for services. The shares were valued at $0.50, for total non-cash expense of $447,057. The shares were granted prior to the reverse acquisition so there is no impact to the Statement of Operations for the periods presented.

On March 28, 2023, the Company issued another 894,113 shares of common stock for services. The shares were valued at $0.50, for total non-cash expense of $447,057. The shares were granted prior to the reverse acquisition so there is no impact to the Statement of Operations for the periods presented.

As the Company’s common stock is not trading and there have been no current sales of common stock for cash management used the price of warrants recently issued ($0.50) for valuing the shares issued for services.

NOTE 8 – PREFERRED STOCK

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

On June 8, 2022, the Reddington Partners LLC converted the Series A Preferred Shares into 10,000,000 common shares.

NOTE 9 – OPERATING LEASE

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3%.

	Balance Sheet Classification	April 30, 2023
Asset
Operating lease asset	Right of use asset	$210,454
Total lease asset		$210,454

Liability
Operating lease liability – current portion	Current operating lease liability	$37,618
Operating lease liability – noncurrent portion	Long-term operating lease liability	173,084
Total lease liability		$210,702

Lease obligations at April 30, 2023 consisted of the following:

For the year ended July 31, 2023:
2023	$12,186
2024	49,598
2025	51,090
2026	52,630
2027	54,211
Thereafter	22,865
Total payments	242,580
Amount representing interest	(31,878)
Lease obligation, net	210,702
Less current portion	(37,618)
Lease obligation – long term	$173,084

Lease expense for the nine months ended April 30, 2023, was $17,255.

NOTE 10 – WARRANTS

On April 4, 2023, the Company issued warrants to GK Partners ApS to purchase up to 5,000,000 shares of common stock. The warrants were issued as an incentive to provide future financing to the Company. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.50 per share and expire on December 31, 2024. Using the Black-Scholes option pricing model, the fair value for the warrants was calculated to be $1,582,072.

The assumptions used to determine the fair value of the Warrants as follows:

April 30, 2023
Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, July 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, April 30, 2023	5,000,000	$0.50	1.67	$—

NOTE 11 - SUBSEQUENT EVENTS

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

On March 30, 2023, the Company, entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the title of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders now own 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

The Merger is accounted for as a reverse recapitalization. Mag Mile Capital is deemed the accounting predecessor of the Merger and will be the successor registrant for SEC purposes, meaning that Mag Mile Capital’s financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

Current Business

Mag Mile Capital is a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas, Michigan, Colorado and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs, Mag Mile Capital leverages a wide variety of lending relationships and equity capital connections as a leading national real estate mortgage intermediary. Its personnel have collectively raised over $9 billion in real estate financing during their combined 29 years of experience in this industry.

Mag Mile Capital leverages its access to diverse sources of capital, including family offices, hedge funds, private equity firms, investment banks, life insurance companies, money center and regional commercial banks, mortgage and equity REITs and sovereign wealth funds. Mag Mile Capital also utilizes historic tax credits and federal and state new markets tax credits to originate creative financing alternatives for its diverse customer base. Those customers are among the most high profile hotel brands such as Hilton, Hyatt, Marriott, Four Season and Wyndham.

Mag Mile Capital has developed a commercial real estate origination software platform named CapLogiq that uses automation and artificial intelligence to increase the efficiency of the loan closing process.

Our growth strategies are as follows:

Invest in sales and marketing.

We intend to continue to attract new customers through an increase in the number of salespeople we engage by leveraging our public company stock to provide a more competitive compensation package than many of our private company competitors that can only offer cash incentives as well as to attract highly talented marketing personnel.

Pursue Strategic Acquisitions.

We intend to explore potential high-quality acquisition opportunities using our public company status to offer attractive purchase prices and growth prospects to such targets.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

Revenue and Gross Profit

Mag Mile Capital’s business is lumpy and has long sales cycles. Some larger and complex development deals can take a long time from initial contact with the Sponsor to proposal to underwriting and packaging to going to market to find appropriate capital to funding and closing. We don’t get paid until the closing. In some cases, we also get paid a piece of the revenue after the closing based on successful securitization of the loan. The typical closing timeframe from initial contact is about 4 (four) to 6 (six) months.

Our revenue from commission income for the three months ended April 30, 2023 and 2022, was $769,150 and $693,591, respectively, an increase of $75,559 or 10.9%. The increase was driven mainly due to the return of hotel financing and cash flows of most commercial real estate asset types were back pushing for a strong year of refinance activity.

Our commission expense for the three months ended April 30, 2023 and 2022, was $213,305 and $230,235, respectively, a decrease of $16,930 or 7.4%. We saw a decrease in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the three months ended April 30, 2023 and 2022, was $200,000 and $213,395, respectively, a decrease of $13,925 or 6.5%. Per the terms of the employment contract dated March 31, 2023, the CEO’s commission was limited to 55%, resulting in a decrease of expense from the prior period.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $355,845 for the three months ended April 30, 2023, compared to $249,431 for the three months ended April 30, 2022. We saw an improvement in our gross margin due to the decrease in commission expenses for the reasons discussed above.

Operating Expenses

For the three months ended April 30, 2023, we recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the prior period.

Professional fees for the three months ended April 30, 2023 and 2022, were $80,750 and $11,455, respectively, an increase of $69,295 or 604.9%. Professional fees increased mainly as a result of legal fees associated with our acquisition.

Payroll expense for the three months ended April 30, 2023 and 2022, was $63,009 and $65,507, respectively, a decrease of $2,498 or 3.8%.

General and administrative (“G&A”) expense for the three months ended April 30, 2023 and 2022, was $144,083 and $125,456, respectively, an increase of $18,627 or 14.9%.

Other Expense

We incurred interest expense of $5,217 for the three months ended April 30, 2023, compared to $0 for the three months ended April 30, 2022.

Net Loss

We had a net loss of $1,519,286 for the three months ended April 30, 2023, compared to net income of $47,013 for the three months ended April 30, 2022. The decrease from net income to net loss is the result of $1,582,072 of non-cash expense incurred for the issuance of warrants.

Results of Operations for the Nine Months Ended April 30, 2023 Compared to the Nine Months Ended April 30, 2022

Revenue and Gross Profit

Our revenue from commission income for the nine months ended April 30, 2023 and 2022, was $2,478,230 and $1,478,189, respectively, an increase of $1,000,041 or 67.7%. The increase was driven mainly because of the return of hotel financing and cash flows of most commercial real estate asset types were back pushing for a strong year of refinance activity.

Our commission expense for the nine months ended April 30, 2023 and 2022, was $736,628 and $636,692, respectively, an increase of $99,936 or 15.7%. Commission expense increased in conjunction with our large increase in revenue.

Our commission expense – related party, for the nine months ended April 30, 2023 and 2022, was $670,900 and $268,825, respectively, an increase of $402,075 or 149.6%. Commission expense increased in conjunction with our large increase in revenue over the nine month period.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $1,070,702 for the nine months ended April 30, 2023 compared to $572,672 for the nine months ended April 30, 2022.

Operating Expenses

For the nine months ended April 30, 2023. We recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the prior period.

Professional fees for the nine months ended April 30, 2023 and 2022, were $88,114 and $51,463, respectively, an increase of $36,651 or 71.2%. Professional fees increased mainly as a result of legal fees associated with our acquisition.

Payroll expense for the nine months ended April 30, 2023 and 2022, was $179,487 and $181,005, respectively, a decrease of $1,518 or 0.8%.

General and administrative expense for the nine months ended April 30, 2023 and 2022, was $327,522 and $404,263, respectively, a decrease of $76,741 or 19.0%.

Other Expense

We incurred interest expense of $5,217 for the nine months ended April 30, 2023, compared to $0 for the nine months ended April 30, 2022. For the nine months ended April 30, 2022, we also recognized impairment expense of $33,333 and a gain of forgiveness of debt of $82,335.

Net Loss

We had a net loss of $1,111,710 for nine months ended April 30, 2023, compared to $15,057 for the nine months ended April 30, 2022. The increase is the result of the $1,582,072 of non-cash expense incurred for the issuance of warrants.

Liquidity and capital resources.

As of April 30, 2023, we had cash of approximately $164,000 and working capital of $564,542.

During the nine months ended April 30, 2023, we used $140,538 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $1,111,710, adjusted for non-cash activity of $1,428,413 and (ii) an increase in accounts receivables and related party receivables of $457,617. In the prior period operating activities provided $29,279 of cash.

We used no cash in investing activities for nine months ended April 30, 2023, compared to $53,918 used in the prior period to purchase property and equipment.

During the nine months ended April 30, 2023, we received $48,060 of cash from related party loans compared to $27,639 of contributed capital for the nine months ended April 30, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of April 30, 2023.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of April 30, 2023:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On June 4, 2023, the Board terminated the engagement of Olayinka Oyebola & Co. as its certifying accountant and engaged Fruci & Associates II, PLLC as the Company’s new independent auditing firm.

Item 6. Exhibits

Exhibit No.	Description
3.1+	Articles of Incorporation
3.2	Amended Certificate of Incorporation
3.3+	Bylaws
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Incorporated by reference to such exhibit as filed with the Company’s Registration Statement on Form 10 filed on August 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSON, INC.

Date: June 30, 2023

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

