Form 10-Q/A
period 2023-04-30
Myson, Inc.
filed 2023-07-07
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of June 20, 2023, there were 99,345,935 shares of Common Stock, $.00001 par value.

MYSON, INC.

FORM 10-Q

For the Period ended April 30, 2023

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) is being filed by the registrant (“Myson”) to amend its Quarterly Report on Form 10-Q for the period ended April 30, 2023 (the “Original Filing”), as filed with the U.S. Securities and Exchange Commission on June 30, 2023 (“Original Filing Date”).  The purpose of this Amendment No. 1 is to correct the cover page to state that Myson is not a shell company and to change the references in the financial statements from “Stockholders’ Deficit” to “Stockholders’ Equity”. Except as described in the foregoing sentence, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1 except as set forth in this Explanatory Note to provide the basis for this Amendment No. 1.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYSON, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	April 30, 2023	July 31, 2022
ASSETS
Current Assets:
Cash	$164,056	$256,534
Accounts receivable	267,651	133,703
Loan receivable	12,500	12,500
Due from related parties	482,550	158,883
Total Current Assets	926,757	561,620

Operating lease right of use asset	210,454	—
Property and equipment, net	35,396	67,775
Total other assets	245,850	67,775

Total Assets	$1,172,607	$629,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$48,888	$48,614
Loan payable	150,000	149,900
Loan payable – related party	125,709	77,649
Operating lease liability – current portion	37,618	—
Total Current Liabilities	362,215	276,163
Long Term Liabilities:
Operating lease liability – net of current portion	173,084	—
Deferred lease obligation	1,007	—
Long Term Liabilities:	174,091	—

Total Liabilities	536,306	276,163

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, 1,000 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 99,345,935 and 10,133,284 shares issued and outstanding, respectively	993	101
Additional paid in capital	2,754,581	418,802
Accumulated deficit	(2,119,273)	(65,671)
Total stockholders’ equity	636,301	353,232
Total Liabilities and Stockholders’ Equity	$1,172,607	$629,395

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

MYSON, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, July 31, 2021	133,284	$1	1,000	$—	$251,637	$(101)	$251,537
Contributions to capital	—	—	—	—	19,520	—	19,520
Net loss	—	—	—	—	—	(49,766)	(49,766)
Balances, October 31, 2021	133,284	1	1,000	—	271,157	(49,867)	221,291
Contributions to capital	—	—	—	—	4,901	—	4,901
Net loss	—	—	—	—	—	(12,304)	(12,304)
Balances, January 31, 2022	133,284	1	1,000	—	276,058	(62,171)	213,888
Contributions to capital	—	—	—	—	3,218	—	3,218
Net loss	—	—	—	—	—	47,013	47,013
Balances, April 30, 2022	133,284	$1	1,000	$—	$279,276	$(15,158)	$264,119

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, July 31, 2022	10,133,284	$101	—	$—	$418,802	$(65,671)	$353,232
Net loss	—	—	—	—	—	406,743	406,743
Balances, October 31, 2022	10,133,284	101	—	—	418,802	341,072	759,975

Net loss	—	—	—	—	—	833	833
Balances, January 31, 2023	10,133,284	101	—	—	418,802	341,905	760,808
Stock issued for services	1,788,227	18	—	—	894,096	—	894,114
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Shares issued for reverse acquisition	87,424,424	874	—	—	(140,389)	(941,892)	(1,081,407)
Net loss	—	—	—	—	—	(1,519,286)	(1,519,286)
Balances, April 30, 2023	99,345,935	$993	—	$—	$2,754,581	$(2,119,273)	$636,301

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

Date: July 7, 2023

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

