Form 10-QT
period 2023-07-31
Mag Mile Capital, Inc.
filed 2024-01-02
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QT

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from January 1, 2023 to July 31, 2023

Commission File Number 000-56333

MAG MILE CAPITAL, INC.

(Exact Name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other Jurisdiction of	I.R.S. Employer-
Incorporation or Organization	Identification No.)

1141 W. Randolph Street, Suite 200, Chicago, IL 60607

(Address of Principal Executive Offices and zip code)

(312) 642-0100

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	MMCP	OTC Link

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

As of December 18, 2023, there were 100,055,935 shares of Common Stock, $.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

FORM 10-Q

For the Period ended July 31, 2023

EXPLANATORY NOTE

This Form 10-Q is being filed by the registrant (“Mag Mile”) to report on the transition period for a change in the Company’s fiscal year end from July 31 to December 31.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$168,434	$374,091
Accounts receivable	365,026	202,837
Loan receivable	12,500	12,500
Due from related parties	482,550	482,550
Total Current Assets	1,028,510	1,071,978

Operating lease right of use asset	201,380	—
Property and equipment, net	28,921	41,872
Total other assets	230,301	41,872

Total Assets	$1,258,811	$1,113,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$71,436	$42,414
Loan payable	147,807	147,707
Loan payable – related party	125,709	77,649
Operating lease liability – current portion	38,553	—
Total Current Liabilities	383,505	267,770
Long Term Liabilities:
Operating lease liability – net of current portion	162,827	—
Deferred lease obligation	2,010	—
Long Term Liabilities:	164,837	—

Total Liabilities	548,342	267,770

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 99,345,935 and 10,133,284 shares issued and outstanding, respectively	996	101
Additional paid in capital	2,996,393	388,569
Accumulated deficit	(2,286,920)	457,410
Total stockholders’ equity	710,469	846,080
Total Liabilities and Stockholders’ Equity	$1,258,811	$1,113,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the One Month Ended July 31,		For the Seven Months Ended July 31,
	2023	2022	2023	2022
Commission income	$130,000	$352,100	$1,244,311	$1,686,257
Commission expense	(53,867)	(295,531)	(410,108)	(715,418)
Commission expense – related party	—	—	(498,000)	(268,825)
Gross margin	76,133	56,569	336,203	702,014

Operating expenses:
Stock based compensation	—	—	1,582,072	—
Professional fees	40,800	4,410	570,119	34,450
Payroll expense	51,688	26,788	199,849	167,274
General and administrative	45,185	41,650	715,665	238,055
Total operating expenses	137,673	72,848	3,067,705	439,779

(Loss) income from operations	(61,540)	(16,279)	(2,731,502)	262,235

Other expense:
Interest expense	—	—	(5,217)	—
Total other expense	—	—	(5,217)	—

Net (loss) income before income tax	(61,540)	(16,279)	(2,736,719)	262,235
Income tax	—	—	—	—

Net (Loss) Income	$(61,540)	$(16,279)	$(2,736,719)	$262,235

(Loss) income per share, basic & diluted	$(0.00)	$(0.00)	$(0.04)	$0.10

Weighted average shares outstanding, basic & diluted	99,438,978	5,894,154	61,950,702	2,633,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE ONE AND SEVEN MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	133,284	$1	1,000	$—	$355,373	$(280,751)	$74,623
Contributions to capital	—	—	—	—	19,520	—	19,520
Net loss	—	—	—	—	—	82,042	82,042
Balances, March 31, 2022	133,284	1	1,000	—	374,893	(198,709)	176,185
Contributions to capital	—	—	—	—	4,901	—	4,901
Preferred stock converted to common	10,000,000	100	(1,000)	—	(100)	—	—
Net loss	—	—	—	—	—	196,452	196,452
Balances, June 30, 2022	10,133,284	101	—	—	379,694	(2,257)	377,538
Contributions to capital	—	—	—	—	3,218	—	3,218
Net loss	—	—	—	—	—	(16,279)	(16,279)
Balances, July 31, 2022	10,133,284	$101	—	$—	$382,912	$(18,536)	$364,477

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	10,133,284	$101	—	$—	$388,569	$457,410	$846,080
Stock issued for services	1,788,227	18	—	—	894,096	—	894,114
Shares issued for reverse acquisition	87,424,424	874	—	—	(38,341)	(7,611)	(45,078)
Net loss	—	—	—	—	—	(1,187,507)	(1,187,507)
Balances, March 31, 2023	99,345,935	993	—	—	1,244,324	(737,708)	507,609
Stock issued for services	100,000	1			49,999		50,000
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(1,487,672)	(1,487,672)
Balances, June 30, 2023	99,445,935	994	—	—	2,876,395	(2,225,380)	652,009

Stock issued for services	240,000	2			119,998		120,000
Net loss	—	—	—	—	—	(61,540)	(61,540)
Balances, July 31, 2023	99,685,935	$996	—	$—	$2,996,393	$(2,286,920)	$710,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Seven Months Ended July 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,736,719)	$262,235
Adjustments to reconcile net loss to net cash used in Operating activities:
Stock based compensation	1,582,072	—
Common stock issued for services	1,064,114	—
Depreciation expense	12,950	—
Operating lease expense	2,010	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(162,189)	(102,534)
Other assets	—
Accounts payable and accruals	29,022	41,967
Net cash (used) provided by operating activities	(208,740)	201,668

Cash Flows from Investing Activities:
Purchase of property and equipment	—	—
Net cash used by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable – related party	48,060	37,649
Loan payable	100	—
Distributions to controlling shareholder	(45,077)	(87,490)
Net cash provided by financing activities	3,083	(49,841)

Net change in cash	(205,657)	151,827
Cash, at beginning of period	374,091	104,707
Cash, at end of period	$168,434	$256,534

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$222,344	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

NOTE 1 – NATURE OF OPERATIONS

Mag Mile Capital, Inc. (“Mag Mile”, or the “Company”) is an Oklahoma corporation formed on July 8, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On May 15, 2023, the Company filed with the Oklahoma Secretary of State an amendment to the Certificate of Incorporation to change the Company’s name to Mag Mile Capital, Inc., that became effective on June 16, 2023. On September 5, 2023, the name change to Mag Mile Capital, Inc. and symbol change to MMCP became effective on OTC Markets.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022, and the Form 8-K filed on March 31, 2023.

The Company had elected to change its fiscal year end from July 31 to December 31.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2023 and December 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of July 31, 2023 and 2022, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively. As of July 31, 2023 and 2022, any dilutive shares are not included in the loss per share as their inclusion would be anti-dilutive due to the Company’s net loss.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company has adopted the ASU for its fiscal year ending December 31, 2023, and has elected to fair value any financial assets held. As of July 31, 2023 and December 31, 2022, there are no assets that are within the scope of ASC 326.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2023, the Company has not yet achieved profitable operations. For the seven months ended July 31, 2023, we had a net loss of $2,736,719 ($1,582,072 of which was non-cash expense) and used $208,740 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	July 31, 2023	December 31, 2022
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(162,383)	(149,432)
Total property and equipment, net	$28,921	$41,872

Depreciation expense for the seven months ended July 31, 2023, and 2022, was $12,950 and $0, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due from related parties consists of receivables of $416,750 and $416,750, from Mag Mile Capital LLC as of July 31, 2023 and December 31, 2022, respectively, and amounts due from companies related to the CEO of $65,800 and $65,800, respectively.

During the seven months ended July 31, 2023, Reddington Partners LLC, a majority shareholder, advanced the Company $23,256 to pay for general operating expenses. As of July 31, 2023 and December 31, 2022, the Company owes Reddington Partners LLC, a total of $85,709 and $62,453, respectively, for advances to the Company. The advances are non-interest bearing and due on demand. In addition, as of July 31, 2023 and December 31, 2022, the Company has a loan payable due to Mag Mile Capital LLC of $40,000 and $40,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the one and seven months ended July 31, 2023, Mr. Shah earned commissions of $0 and $498,000, respectively. For the one and seven months ended July 31, 2022, Mr. Shah earned commissions of $0 and $268,825, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

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

On June 9, 2023, the Company issued 100,000 shares of common stock for services. The shares were valued at $0.50, for total non-cash expense of $50,000.

On July 17, 2023, the Company issued 240,000 shares of common stock for services. The shares were valued at $0.50, for total non-cash expense of $220,000.

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

	Balance Sheet Classification	July 31, 2023
Asset
Operating lease asset	Right of use asset	$201,380
Total lease asset		$201,380

Liability
Operating lease liability – current portion	Current operating lease liability	$38,553
Operating lease liability – noncurrent portion	Long-term operating lease liability	162,827
Total lease liability		$201,380

Lease obligations at July 31, 2023 consisted of the following:

For the year ended December 31:
2023	$20,920
2024	49,598
2025	51,720
2026	53,280
2027	54,876
Total payments	230,394
Amount representing interest	(29,014)
Lease obligation, net	201,380
Less current portion	(38,553)
Lease obligation – long term	$162,827

Lease expense for the seven months ended July 31, 2023, was $30,197.

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, July 31, 2023	5,000,000	$0.50	1.67	$—

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

In August 2023, the Company issued 370,000 shares of common stock for investor relation services to be provided in 2024.

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

Results of Operations

Results of Operations for the One Month Ended July 31, 2023 Compared to the One Month Ended July 31, 2022

Revenue and Gross Profit

Mag Mile Capital’s business is lumpy and has long sales cycles. Some larger and complex development deals can take a long time from initial contact with the Sponsor to proposal to underwriting and packaging to going to market to find appropriate capital to funding and closing. We don’t get paid until the closing. In some cases, we also get paid a piece of the revenue after the closing based on successful securitization of the loan. The typical closing timeframe from initial contact is about four to six months.

Our revenue from commission income for the months ended July 31, 2023 and 2022, was $130,000 and $352,100, respectively, a decrease of $222,100 or 63.1%. The decrease was driven mainly due to the decrease in revenue due to lower transaction volume resulting from a rapid rise in interest rates.

Our commission expense for the months ended July 31, 2023 and 2022, was $53,867 and $295,531, respectively, a decrease of $241,664 or 81.8%. We saw a decrease in commission expense due to deals closed by loan originators with beneficial commission structures.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $76,133 for the month ended July 31, 2023, compared to $56,569 for the month ended July 31, 2022. We saw an improvement in our gross margin due to the decrease in commission expenses for the reasons discussed above.

Operating Expenses

Professional fees for the months ended July 31, 2023 and 2022, were $40,800 and $4,410, respectively, an increase of $36,390 or 825.2%. Professional fees increased mainly due to an increase of legal fees of $16,500 and $19,000 in audit fees.

Payroll expense for the months ended July 31, 2023 and 2022, was $51,688 and $26,788, respectively, an increase of $24,900 or 93%. Payroll expense increased due to increase in the Chairman and CEO’s salary and adding an administrative assistant salary.

General and administrative (“G&A”) expenses for the month ended July 31, 2023 and 2022, was $45,185 and $41,650, respectively, an increase of $3,535 or 8.5%.

Net Loss

We had a net loss of $61,540 for the month ended July 31, 2023, compared to $16,279 for the month ended July 31, 2022.

Results of Operations for the Seven Months Ended July 31, 2023 Compared to the Seven Months Ended July 31, 2022

Revenue and Gross Profit

Our revenue from commission income for the seven months ended July 31, 2023 and 2022, was $1,244,311 and $1,686,257, respectively, a decrease of $441,946 or 26.2%. The decrease was driven mainly by the rise in interest rates and the drop in transaction activity.

Our commission expense for the seven months ended July 31, 2023 and 2022, was $410,108 and $715,418, respectively, a decrease of $305,310 or 42.7%. Commission expenses decreased in conjunction with our large decrease in revenue.

Our commission expense – related party, for the seven months ended July 31, 2023 and 2022, was $498,000 and $268,825, respectively, an increase of $229,175 or 85.3%. Related party commission expense increased during the reverse merger when the related party commission agreement was put in place at 55% of all closed deals. Prior to the reverse merger, the related party was 100% owner of the company, some of the commission expense was left in the company and paid out as dividends.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $336,203 for the seven months ended July 31, 2023, compared to $702,014 for the seven months ended July 31, 2022.

Operating Expenses

For the seven months ended July 31, 2023. We recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the prior period.

Professional fees for the seven months ended July 31, 2023 and 2022, were $570,119 and $34,450, respectively, an increase of $535,669. Professional fees increased mainly because of legal fees associated with our acquisition. We also issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the seven months ended July 31, 2023 and 2022, was $199,849 and $167,274, respectively, an increase of $32,575 or 19.5%. Our payroll expense increased in the current period due to the increase in Chairman and CEO salary along with the hiring of an administrative assistant and a business intern who assisted in marketing.

General and administrative expenses for the seven months ended July 31, 2023 and 2022, were $715,665 and $238,055, respectively, an increase of $477,610 or 200.6%. In the current period we issued 1,234,113 shares of common stock for services for total non-cash expense of $617,057. This was offset with a decrease in expenses associated with conferences of $20,550 and a decrease for contract labor of $23,200.

Other Expense

We incurred interest expense of $5,217 for the seven months ended July 31, 2023, compared to $0 for the seven months ended July 31, 2022.

Net Loss

We had a net loss of $2,736,719 for seven months ended July 31, 2023, compared to net income of $262,215 for the seven months ended July 31, 2022. The large net loss in the current period is the result of the $1,582,072 of non-cash expense incurred for the issuance of warrants.

Liquidity and capital resources.

As of July 31, 2023, we had cash of approximately $168,000 and working capital of $645,005.

During the seven months ended July 31, 2023, we used $208,740 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $2,736,719, adjusted for non-cash activity of $2,661,146 and (ii) an increase in accounts receivables and accounts payable of $162,189 and 29,022, respectively. In the prior period operating activities provided $201,668 of cash.

We used no cash in investing activities for the seven months ended July 31, 2023 and 2022.

During the seven months ended July 31, 2023, we received $48,060 of cash from related party loans, $100 loan payable we used $45,007 for shareholder distributions. In the prior period we received $37,649 of cash from related party loans and used $87,490 for shareholder distributions.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of July 31, 2023.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of July 31, 2023:

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

Item 6. Exhibits

Exhibit No.	Description
3.1+	Articles of Incorporation
3.2*	Amended Certificate of Incorporation
3.3+	Bylaws
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Incorporated by reference to such exhibit as filed with the Company’s Registration Statement on Form 10 filed on August 23, 2021.

*Incorporated by reference to Exhibit 3.2 of the Company’s S-1 Registration Statement filed September 6, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAG MILE CAPITAL, INC.

Date: January 2, 2024

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

