Form 10-Q
period 2023-09-30
Mag Mile Capital, Inc.
filed 2024-02-12
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________

Commission File Number 000-56333

MAG MILE CAPITAL, INC.

(Exact Name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other Jurisdiction of Incorporation or Organization	I.R.S. Employer- Identification No.)

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

As of February 9, 2024, there were 100,055,935 shares of Common Stock, $.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

FORM 10-Q

For the Period ended September 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$141,970	$374,091
Accounts receivable	338,876	202,837
Loan receivable	12,500	12,500
Prepaid stock compensation	185,000	—
Due from related parties	482,550	482,550
Total Current Assets	1,160,896	1,071,978

Operating lease right of use asset	195,510	—
Property and equipment, net	22,446	41,872
Total other assets	217,956	41,872

Total Assets	$1,378,852	$1,113,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$32,533	$42,414
Loan payable	150,000	147,707
Loan payable – related party	125,709	77,649

Operating lease liability – current portion	39,184	—
Total Current Liabilities	347,426	267,770
Long Term Liabilities:
Operating lease liability – net of current portion	156,070	—
Deferred lease obligation	2,266	—
Long Term Liabilities:	158,336	—

Total Liabilities	505,762	267,770

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 and 10,133,284 shares issued and outstanding, respectively	1,000	101
Additional paid in capital	3,173,778	388,569
Accumulated deficit	(2,301,688)	457,410
Total stockholders’ equity	873,090	846,080
Total Liabilities and Stockholders’ Equity	$1,378,852	$1,113,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Commission income	$376,800	$1,227,880	$1,491,111	$2,562,037
Commission expense	(103,069)	(497,680)	(459,310)	(917,567)
Commission expense – related party	(35,750)	(226,800)	(533,750)	(495,625)
Gross margin	237,981	503,400	498,051	1,148,845

Operating expenses:
Stock based compensation	—	—	1,582,072	—
Professional fees	41,032	27,548	570,351	57,588
Payroll expense	132,556	71,674	280,717	212,160
General and administrative	144,657	110,124	815,137	306,509
Total operating expenses	318,245	209,346	3,248,277	576,257

(Loss) income from operations	(80,264)	294,054	(2,750,226)	572,588

Other expense:
Interest expense	(3,655)	—	(8,872)	—
Total other expense	(3,655)	—	(8,872)	—

Net (loss) income before income tax	(83,919)	294,054	(2,759,098)	572,588
Income tax	—	—	—	—

Net (Loss) Income	$(83,919)	$294,054	$(2,759,098)	$572,588

(Loss) income per share, basic	$(0.00)	$0.03	$(0.04)	$0.13
(Loss) income per share, diluted	$(0.00)	$0.03	$(0.04)	$0.13

Weighted average shares outstanding, basic	99,818,544	10,133,284	70,442,017	4,309,108
Weighted average shares outstanding, diluted	104,818,544	10,133,284	75,442,017	4,309,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	133,284	$1	1,000	$—	$355,373	$(280,751)	$74,623
Contributions to capital	—	—	—	—	19,520	—	19,520
Net income	—	—	—	—	—	82,042	82,042
Balances, March 31, 2022	133,284	1	1,000	—	374,893	(198,709)	176,185
Contributions to capital	—	—	—	—	4,901	—	4,901
Preferred stock converted to common	10,000,000	100	(1,000)	—	(100)	—	—
Net income	—	—	—	—	—	196,452	196,452
Balances, June 30, 2022	10,133,284	101	—	—	379,694	(2,257)	377,538
Contributions to capital	—	—	—	—	3,218	—	3,218
Net income	—	—	—	—	—	294,054	294,054
Balances, September 30, 2022	10,133,284	$101	—	$—	$382,912	$291,797	$674,810

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	10,133,284	$101	—	$—	$388,569	$457,410	$846,080
Stock issued for services	1,788,227	18	—	—	894,096	—	894,114
Shares issued for reverse acquisition	87,424,424	874	—	—	(45,952)	—	(45,078)
Net loss	—	—	—	—	—	(1,187,507)	(1,187,507)
Balances, March 31, 2023	99,345,935	993	—	—	1,236,713	(730,097)	507,609
Stock issued for services	100,000	1	—	—	49,999	—	50,000
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(1,487,672)	(1,487,672)
Balances, June 30, 2023	99,445,935	994	—	—	2,868,784	(2,217,769)	652,009

Stock issued for services	610,000	6	—	—	304,994	—	305,000
Net loss	—	—	—	—	—	(83,919)	(83,919)
Balances, September 30, 2023	100,055,935	$1,000	—	$—	$3,173,778	$(2,301,688)	$873,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,759,098)	$572,588
Adjustments to reconcile net (loss) income to net cash used in Operating activities:
Stock based compensation	1,582,072	—
Common stock issued for services	1,064,114	—
Depreciation expense	19,425	—
Operating lease expense	2,010	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(136,039)	(131,608)
Accounts payable and accruals	(7,588)	18,137
Net cash (used) provided by operating activities	(235,104)	459,117

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Loan payable – related party	48,060	77,649
Distributions to controlling shareholder	(45,077)	(87,490)
Net cash provided (used) by financing activities	2,983	(9,841)

Net change in cash	(232,121)	449,276
Cash, at beginning of period	374,091	104,707
Cash, at end of period	$141,970	$553,983

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$222,344	$—
Common stock issued for prepaid services	$185,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2023 and 2022, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company has adopted the ASU for its fiscal year ending December 31, 2023, and has elected to fair value any financial assets held. As of September 30, 2023 and December 31, 2022, there are no assets that are within the scope of ASC 326.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30 2023, the Company has not yet achieved profitable operations. For the nine months ended September 30, 2023, we had a net loss of $2,759,098 ($1,582,072 of which was non-cash expense) and used $235,104 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(168,858)	(149,432)
Total property and equipment, net	$22,446	$41,872

Depreciation expense for the nine months ended September 30, 2023, and 2022, was $19,425 and $0, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of September 30, 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due from related parties consists of receivables of $416,750 and $416,750, from Mag Mile Capital LLC as of September 30, 2023 and December 31, 2022, respectively, and amounts due from companies related to the CEO of $65,800 and $65,800, respectively.

During the nine months ended September 30, 2023, Reddington Partners LLC, a majority shareholder, advanced the Company $23,256 to pay for general operating expenses. As of September 30, 2023 and December 31, 2022, the Company owes Reddington Partners LLC, a total of $85,709 and $62,453, respectively, for advances to the Company. The advances are non-interest bearing and due on demand. In addition, as of September 30, 2023 and December 31, 2022, the Company has a loan payable due to Mag Mile Capital LLC of $40,000 and $40,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the one and nine months ended September 30, 2023 and 2022, Mr. Shah earned commissions of $533,750 and $495,625, respectively. For the three months ended September 30, 2023 and 2022, Mr. Shah earned commissions of $35,750 and $226,800, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

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

On August 17, 2023, the Company granted 370,000 shares of common stock for investor relation services to be provided in 2024. The shares were valued at $0.50, for total non-cash prepaid expense of $185,000.

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

	Balance Sheet Classification	September 30, 2023
Asset
Operating lease asset	Right of use asset	$195,510
Total lease asset		$195,510

Liability
Operating lease liability – current portion	Current operating lease liability	$39,184
Operating lease liability – noncurrent portion	Long-term operating lease liability	156,070
Total lease liability		$195,254

Lease obligations at September 30, 2023 consisted of the following:

For the year ended December 31:
2023	$12,186
2024	49,598
2025	51,720
2026	53,280
2027	54,876
Total payments	221,660
Amount representing interest	(26,406)
Lease obligation, net	195,254
Less current portion	(39,184)
Lease obligation – long term	$156,070

Lease expense for the nine months ended September 30, 2023, was $38,569.

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, September 30, 2023	5,000,000	$0.50	1.25	$—

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

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

Our revenue from commission income for the three months ended September 30, 2023 and 2022, was $376,800 and $1,227,880, respectively, a decrease of $851,080 or 69.3%. The decrease was driven mainly due to the decrease in revenue due to lower transaction volume resulting from a rapid rise in interest rates.

Our commission expense for the three months ended September 30, 2023 and 2022, was $103,069 and $497,680, respectively, a decrease of $394,611 or 79.3%. We saw a decrease in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the three months ended September 30, 2023 and 2022, was $35,750 and $226,800, respectively, a decrease of $191,050 or 8432%. Related party commission expense decreased due to the decrease in income and due to a new commission agreement, that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $237,981 for the three months ended September 30, 2023, compared to $503,400 for the three months ended September 30, 2022.

Operating Expenses

Professional fees for the three months ended September 30, 2023 and 2022, were $41,032 and $27,548, respectively, an increase of $13,484 or 48.9%. Professional fees increased mainly due to an increase of legal fees of $16,682 and $19,000 in audit fees. These increases were offset by a $22,188 decrease of accounting fees.

Payroll expense for the three months ended September 30, 2023 and 2022, was $132,556 and $71,674, respectively, an increase of $60,882 or 84.9%. Payroll expense increased due to increase in the Chairman and CEO’s salary and adding an administrative assistant salary.

General and administrative (“G&A”) expenses for the three months ended September 30, 2023 and 2022, was $144,657 and $110,124, respectively, an increase of $34,533 or 31.4%.

Other Expense

We incurred interest expense of $3,655 for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022.

Net Loss

We had a net loss of $83,919 for the three months ended September 30, 2023, compared to net income of $294,094 for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue and Gross Profit

Our revenue from commission income for the nine months ended September 30, 2023 and 2022, was $1,491,111 and $2,562,037, respectively, a decrease of $1,070,926 or 41.8%. The decrease was driven mainly by the rise in interest rates and the drop in transaction activity.

Our commission expense for the nine months ended September 30, 2023 and 2022, was $459,310 and $917,567, respectively, a decrease of $458,257 or 49.9%. Commission expenses decreased in conjunction with our large decrease in revenue.

Our commission expense – related party, for the nine months ended September 30, 2023 and 2022, was $533,750 and $495,625, respectively, an increase of $38,125 or 7.7%. Related party commission expense increased during the reverse merger when the related party commission agreement was put in place at 55% of all closed deals. Prior to the reverse merger, the related party was 100% owner of the company, some of the commission expense was left in the company and paid out as dividends.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $498,051 for the nine months ended September 30, 2023, compared to $1,148,845 for the nine months ended September 30, 2022.

Operating Expenses

For the nine months ended September 30, 2023. We recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the prior period.

Professional fees for the nine months ended September 30, 2023 and 2022, were $570,351 and $57,588, respectively, an increase of $512,763. Professional fees increased mainly because of legal fees associated with our acquisition. We also issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the nine months ended September 30, 2023 and 2022, was $280,717 and $212,160, respectively, an increase of $68,557 or 32.3%. Our payroll expense increased in the current period due to the increase in Chairman and CEO salary along with the hiring of an administrative assistant and a business intern who assisted in marketing.

General and administrative expenses for the nine months ended September 30, 2023 and 2022, were $815,137 and $306,509, respectively, an increase of $508,628 or 165.9%. In the current period we issued 1,234,113 shares of common stock for services for total non-cash expense of $617,057. This was offset with a decrease in expenses associated with public relations and recruiting expense of $24,834 and a decrease for contract labor of $30,638.

Other Expense

We incurred interest expense of $8,872 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022.

Net Loss

We had a net loss of $2,759,098 for nine months ended September 30, 2023, compared to net income of $572,588 for the nine months ended September 30, 2022. The large net loss in the current period is the result of the $1,582,072 of non-cash expense incurred for the issuance of warrants.

Liquidity and capital resources.

As of September 30, 2023, we had cash of approximately $142,000 and working capital of $813,470.

During the nine months ended September 30, 2023, we used $235,104 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $2,759,098, adjusted for non-cash activity of $2,667,621 and (ii) an increase in accounts receivables and decrease of accounts payable of $136,039 and $7,588, respectively. In the prior period operating activities provided $459,117 of cash.

We used no cash in investing activities for the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, we received $48,060 of cash from related party loans, and used $45,077 for shareholder distributions. In the prior period we received $77,649 of cash from related party loans and used $87,490 for shareholder distributions.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2023.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

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

None.

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

Date: February 12, 2024

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

