Form 10-K
period 2023-12-31
Mag Mile Capital, Inc.
filed 2024-04-17
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 000-56333

MAG MILE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	87-1614433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141 W. Randolph St., Suite 200, Chicago, IL. 60607

(Address of principal executive offices) (Zip Code)

(312) 642-0100

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0. 00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $269,011 based on 1,921,511 non affiliate shares outstanding at $.14 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 15, 2024, there were 100,055,935 shares of the issuer’s common stock outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

As a result of a reverse merger between Myson, Inc. and Megamile Capital, Inc. d/b/a Mag Mile Capital that closed March 30, 2023, following which the business of the Company became the business of Mag Mile Capital, the Company filed with the Financial Industry Regulatory Authority (“FINRA”) an application for a new trading symbol to reflect its future new name, Mag Mile Capital, Inc.

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

Mag Mile Capital leverages its access to diverse sources of capital, including family offices, hedge funds, private equity firms, investment banks, life insurance companies, money center and regional commercial banks, mortgage and equity REITs and sovereign wealth funds. Mag Mile Capital also utilizes historic tax credits and federal and state new markets tax credits to originate creative financing alternatives for its diverse customer base. Those customers are franchisees of among the most high profile hotel brands such as Hilton, Hyatt, Marriott, Four Season and Wyndham. Through November 30, 2023, approximately 49% of our revenues of approximately $149,417 were derived from the financings we arranged for franchisees of these hotel brands. We did not have agreements with the hotel brands themselves.

Mag Mile Capital has developed a commercial real estate origination software platform named CapLogiq that uses automation and artificial intelligence to increase the efficiency of the loan closing process.

Organizational History

We were incorporated under the laws of the state of Nevada on March 13, 1987, under the name Lewis Resources, Inc. Our name was successively changed to Israel Semiconductor Corp. on December 21, 1993; International Semiconductor Corporation on July 5, 1994; to Semcolabs, Inc. on September 28, 1999; to Sanitary Environmental Monitoring Labs, Inc. on April 12, 2000; to Vietnam United Steel Corporation on August 28, 2009; to Vietnam Mining Corporation on June 18, 2010; to Vanguard Mining Corporation on April 25, 2014; and to Myson Group, Inc. on May 13, 2015.

On June 8, 2015, we changed our trading symbol from VNMC to MYSN.

On June 20, 2021, G. Reed Petersen was appointed as Custodian of Myson Group, Inc. in case number A-21-832160-P by the Nevada District Court, in Clark County, Nevada. Myson Group, Inc. issued 1,000,000 shares of Series A Convertible Preferred Stock, each convertible into 10,000 shares of common stock and with 100,000 voting rights per share (the “Nevada Preferred Stock”), to Mr. Petersen as trustee of his family trust, G. Reed Peterson Irrevocable Trust.

Myson Group, Inc. then reincorporated in Oklahoma on July 8, 2021, and carried out a holding company reorganization in Oklahoma in which the resulting entity was Myson, Inc., an Oklahoma corporation, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Myson Group, Inc.’s trading symbol of MYSN was also transferred to us pursuant to Section 1081(g) of the Oklahoma General Corporation Act. Our new fiscal year became July 31.

On May 11, 2022, the G. Reed Petersen Irrevocable Trust, agreed to sell all 1,000 issued and outstanding Series A Preferred Shares of the Company (“Preferred Shares”) to Reddington Partners LLC, thus constituting a change of control of the Company, for $495,000, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Preferred Shares were convertible into 10,000,000 shares of our common stock which, upon conversion, represented approximately 98.7% of our outstanding shares of common stock.

The sale of the Preferred Shares to Reddington Partners LLC was completed on May 17, 2022. Under the terms of the Stock Purchase Agreement, G. Reed Petersen agreed to resign as our sole officer and director; and the change of management was completed on June 5, 2022. On June 6, 2022, Henrik Rouf became our sole officer and director.

On March 30, 2023, we entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson. With the closing of the reverse merger on March 30, 2023, the sole member of our Board of Directors and our sole officer, Henrik Rouf, resigned, and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of our Board of Directors and assumed the titles of CEO, CFO and Secretary of the Company.

Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders now own approximately 87% of our issued and outstanding shares of common stock or 87,424,424 of the 100,055,935 shares of the issued and outstanding shares of our common stock. In accordance with the terms of the Reorganization Agreement, the designee of the Company, GK Partners ApS, received a warrant to purchase an aggregate of 5,000,000 shares of our common stock at an exercise price $0.50 per warrant share with an exercise period through December 31, 2024.

On April 12, 2023, the Oklahoma Secretary of State accepted the filing of our Certificate of Merger merging Megamile Capital, Inc. with and into the Company.

Name Change

On May 15, 2023, we filed with the Oklahoma Secretary of State an amendment to our Certificate of Incorporation to change our name to Mag Mile Capital, Inc., that became effective on June 16, 2023. On September 5, 2023, our name was changed to Mag Mile Capital, Inc. and symbol change to MMCP became effective on OTC Markets.

Growth Strategies

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

Commercialize Our CapLogiq Software Product.

We intend to license CapLogiq to prospective acquisition targets as well as to other companies in our industry as a separate revenue stream to enhance the efficiency of their loan origination process.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this prospectus, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.235 billion of non- convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Corporate Information

We were incorporated under the laws of the state of Nevada on March 13, 1987, under the name Lewis Resources, Inc. Our name was successively changed and on May 13, 2015, became Myson Group, Inc.

On June 20, 2021, G. Reed Petersen was appointed as Custodian of Myson Group, Inc. by the Nevada District Court, in Clark County, Nevada. Myson Group, Inc. was reincorporated in Oklahoma on July 8, 2021, and carried out a holding company reorganization in Oklahoma in which the resulting entity was Myson, Inc., an Oklahoma corporation, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We completed a reverse merger with Mag Mile Capital on March 30, 2023, and are now engaged in the business of commercial real estate mortgage banking.

Our principal executive office is located at 1141 W. Randolph St., Suite 200, Chicago, IL. 60607, and our telephone number is (312) 642-0100. Our internet website is www.magmilecapital.com, The information on, or that can be accessed through, our website is not part of this prospectus, and you should not rely on any such information in making the decision whether to purchase our common stock.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Company and Our Business

Risks Related to our Business Environment

Our performance is significantly related to general economic, political and regulatory conditions and, accordingly, our business, operations and financial condition could be materially adversely affected by economic slowdowns, liquidity constraints, significant rises in interest rates, significant public health events, fiscal or political uncertainty and possible subsequent downturns in commercial real estate brokerage activity and commercial real estate asset values in the geographies or industry sectors that we or our clients serve.

Periods of economic weakness or recession, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, significant rises in interest rates or the public perception that any of these events may occur, may materially and negatively affect the performance of some or all of our business lines.

Our business is significantly affected by generally prevailing economic conditions in the markets where we operate. Adverse economic conditions, political or regulatory uncertainty and significant public health events, such as the Covid 19 pandemic, can result in declines in commercial real estate sales and demand for commercial real estate brokerage and advisory services that we provide. It may also lead to a decrease in funds invested in commercial real estate assets and development projects. Such developments in turn may reduce our revenue from brokerage and advisory fees derived from property financings and sales. For example, during the onset of the Covid-19 pandemic, commercial real estate markets globally were severely impacted by a sharp decline in economic activity due to the spread of Covid-19, which put downward pressure on certain parts of our business and has likely engendered structural changes to the utilization of many types of commercial real estate, which will have ongoing repercussions for our business. Our businesses could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, the recent takeover of Silicon Valley Bank and Signature Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the emergency cash infusion by the FDIC to First Republic Bank have reduced the pace of lending to commercial real estate projects from regional banks that serve as a significant source of such loans and Russia’s invasion of Ukraine in 2022 adversely impacted the commercial real estate market as a result of the inflationary cycle it fueled.

Economic, political and regulatory uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global landscape, make it difficult for us to predict our financial performance into the future. As a result, any guidance or outlook that we provide on our performance is based on then-current conditions, and there is a risk that such guidance may turn out to be inaccurate.

Adverse developments in the credit markets may materially harm our business, results of operations and financial condition.

Our mortgage banking business is sensitive to credit cost and availability as well as financial liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate markets.

Disruptions in the credit markets may have a material adverse effect on our business of providing advisory services to owners and occupiers of real estate in connection with the disposition and acquisition of property. If our clients are unable to obtain credit on favorable terms, there may be fewer property disposition and acquisition transactions and financing requirements. For example, in the second half of 2022, central banks around the world sharply raised interest rates in efforts to rein in inflation, reducing credit availability. Less available and more expensive debt capital had pronounced effects on our commercial brokerage businesses. Under such conditions, our mortgage banking businesses may be unable to attract the capital it needs to grow.

Risks Related to Our Operations

We have numerous local, regional and national competitors in our commercial mortgage banking business and further industry consolidation, fragmentation or innovation could lead to significant future competition.

Depending on the geography and property type, we face competition from other commercial mortgage origination firms. Some of these firms may have greater financial resources allocated to a particular geography or property type than we have allocated to that geography or property type. In addition, future changes in laws could lead to the entry of other new competitors or it is possible that further industry consolidation could lead to much larger and more formidable competitors in the particular geographies and property types that we serve. In addition, disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively.

In this competitive market, if we are unable to effectively execute on our strategy and differentiate ourselves from our competitors, maintain long-term client relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

We expect to grow and expect to invest our earnings in growth for the foreseeable future. If we fail to manage growth effectively, our business, operating results and financial condition would be adversely affected.

Our expected growth and expansion of our business may place a significant strain on management, business operations, financial condition and infrastructure and corporate culture.

With our expected growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations and may allow data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. We may also face risks to the extent such third parties infiltrate the information technology infrastructure of our contractors.

To manage growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business performance and operating results. Our strategy is based on a combination of growth and maintenance of strong performance with our existing customers, and any inability to scale, maintain customer experience or manage operations may slow our growth trajectory.

We may need to raise additional funds and these funds may not be available when needed or may be available only on unfavorable terms.

We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity or equity-related or debt securities. We cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that we will be able to capture expected grant funding under various existing and new state and local programs in the future. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.

Our growth and financial performance will depend on future accretive acquisitions which may not perform as expected and future accretive target opportunities may not be available.

We anticipate growth through accretive acquisitions. Any future growth through acquisitions will depend in part upon the availability of suitable acquisition candidates at attractive prices, terms and conditions, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, which could increase the risks associated with our leverage, including our ability to service our debt. Acquisitions involve risks that business judgments made concerning the value, strengths and weaknesses of businesses acquired may prove to be incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which could include severance, lease termination and transaction and deferred financing costs, among others.

We have not had significant experience in the challenges in integrating operations and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be costly and may adversely impact our business and the acquired company’s business as it requires coordination of geographically diverse organizations and implementation of accounting and information technology systems.

We complete acquisitions with the expectation that they will result in various benefits, but the anticipated benefits of these acquisitions are subject to a number of uncertainties, including the ability to timely realize accretive benefits, the level of attrition from professionals licensed or associated with the acquired companies and whether we can successfully integrate the acquired business. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

We expect to face intense competition, often from companies with greater resources and experience than we have.

To acquire qualified companies, we are likely to face competition from companies that have substantially greater financial, technological, managerial and research and development resources and experience than we have. In addition, if we are successful in closing our acquisition of one or more target companies, these acquired companies are likely to face competition for their service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we have. If we are unable to compete successfully, we may be unable to grow, sustain our revenue or be successful in achieving our business plan.

Our brand and reputation are key assets of our company, and our business may be affected by how we are perceived in the marketplace.

Our brand and reputation are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including handling of complaints, regulatory compliance, such as compliance with government sanctions, antibribery, anti-money laundering and corruption laws, the use and protection of client and other sensitive information and from actions taken by regulators or others in response to such conduct. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity would materially and adversely affect our revenues and profitability. Social media channels can also cause rapid, widespread reputational harm to our brand. Our brand and reputation may also be harmed by the actions of third parties that are outside of our control, including vendors and future joint venture partners.

The protection of our brand, including related trademarks, may require the expenditure of significant financial and operational resources. Moreover, the steps we take to protect our brand may not adequately protect our rights or prevent third parties from infringing or misappropriating our trademarks. Even when we detect infringement or misappropriation of our trademarks, we may not be able to enforce all such trademarks. Any unauthorized use by third parties of our brand may adversely affect our brand. Furthermore, as we continue to expand our business, especially internationally, there is a risk we may face claims of infringement or other alleged violations of third-party intellectual property rights, which may restrict us from leveraging our brand in a manner consistent with our business goals.

A failure by third parties to comply with service level agreements or regulatory or legal requirements could result in economic and reputational harm to us.

We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and support functions. In addition, we leverage technology to help us better screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety, environmental, sustainability and other risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or appropriate oversight cannot be provided, we could be exposed to increased operational, regulatory, financial or reputational risks. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our current executive officers and other key employees. While certain of our executive officers and key employees are subject to long-term compensatory arrangements, there can be no assurance that we will be able to retain all key members of our senior management. We also are highly dependent upon the retention of our commercial mortgage broker professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, including diverse talent, could cause our business, financial condition and results of operations to materially suffer. Competition for employee talent is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel, including diverse talent. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel. If we were to experience significant employee attrition or turnover, it could lead to increased recruitment and training costs as well as operating inefficiencies that could adversely impact our results of operation. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase, which could negatively impact our profitability, or result in our inability to attract or retain such personnel to the same extent that we have in the past. If we are unable to attract and retain these qualified personnel, our growth may be limited, and our business and operating results could materially suffer.

Our policies, procedures and programs to safeguard the health, safety and security of our employees and others may not be adequate.

We expect to add employees as well as independent contractors as we grow our commercial real estate investment banking business. We intend to implement the best practices to safeguard the health, safety and security of our employees, independent contractors, clients and others at our worksites. However, if these policies, procedures and programs are not adequate, or employees do not receive related adequate training or follow them for any reason, the consequences may be severe to us, including serious injury or loss of life, which could impair our operations and cause us to incur significant legal liability or fines as well as reputational damage. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents.

Infrastructure disruptions may disrupt our ability to conduct our business and adversely impact our future revenues.

Our ability to conduct our commercial real estate mortgage banking business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions as a result of political instability, public health crises, attacks on our information technology systems, war or other hostilities, terrorist attacks, interruptions or delays in services from third-party data center hosting facilities or cloud computing platform providers, employee errors or malfeasance, building defects, utility outages, the effects of climate change and natural disasters such as fires, earthquakes, floods and hurricanes. The infrastructure disruptions we may experience as a result of such events could also disrupt our ability to conduct our business. Furthermore, to the extent climate change causes changes in weather patterns, certain regions where we operate could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for commercial real estate or result in increases in our operating costs. As a result of the above risks, we could incur significant financial liabilities.

Risks Related to our Information Technology, Cybersecurity and Data Protection

Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.

Our business relies heavily on information technology, including solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute or maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we expect to make significant investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets and we may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools and techniques to perform functions integral to our business. Failure to successfully provide such tools and systems, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.

Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could damage our reputation and materially harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our business may be materially adversely affected by disruptions to these systems or our infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyberattacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. Cyberattacks and viruses pose growing threats to many companies, and we have been a target and may continue to be a target of such threats, which could expose us to liability, reputational harm and significant remediation costs and cause material harm to our business and financial results. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, contractors and vendors, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, while we have certain business interruption and cyber insurance coverage and various contractual arrangements that can serve to mitigate costs, damages and liabilities, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have crises management, business continuity and disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers and third-party cloud hosting providers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected. Our business relies heavily on the use of commercial real estate data. A portion of this data is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability or accuracy. A disruption of our ability to provide data to our professionals and/or our clients or an inadvertent exposure of proprietary data could damage our reputation and competitive position, and our operating results could be adversely affected.

Failure to maintain the security of our information and technology networks, including personal information and other client information, intellectual property and proprietary business information could materially adversely affect us.

Security breaches and other disruptions of our information and technology networks, as well as that of third-party vendors, could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personal information (also referred to as “personal data” or “personally identifiable information”) of our employees, contractors and vendors, in our data centers, networks and third-party cloud hosting providers. The secure collection, use, storage, retention, maintenance, sharing, processing, transfer, transmission, disclosure, and protection (collectively, “Processing”) of this information is critical to our operations. Although we and our vendors continue to implement new security measures and regularly conduct employee training, our information technology and infrastructure may nevertheless be vulnerable to cyberattacks by third parties or breached due to employee error, malfeasance or other disruptions. These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine and we cannot be certain how this new risk landscape will impact our operations. When geopolitical conflicts develop, critical infrastructures may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. An increasing number of companies that rely on information and technology networks have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect, and often are not recognized until launched against a target. To date, we have not yet experienced any cybersecurity breaches that have been material, either individually or in the aggregate. However, there can be no assurance that we will be able to prevent any material events from occurring in the future.

Our business is subject to complex and evolving United States laws and regulations regarding privacy, data protection, and cybersecurity. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.

We are subject to numerous United States federal, state and local laws and regulations regarding privacy, data protection and cybersecurity that govern the Processing of certain data (including personal information, sensitive information, health information, and other regulated data). For example, the California Consumer Privacy Act of 2018 (CCPA) took effect on January 1, 2020, which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (CPRA), which amends and expands CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Additional states including Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us. In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws.

A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personal information or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, perceived or actual non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, harm our relationships with contractors and vendors, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence. Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result have less direct control over our data and information technology systems. Such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified and which could materially adversely affect us and our reputation.

Legal and Regulatory Related Risks

We are subject to various litigation and regulatory risks and may face financial liabilities and/or damage to our reputation as a result of litigation or regulatory investigations or proceedings.

Our businesses are exposed to various litigation and regulatory risks. Although we maintain insurance coverage for most of this risk, insurance coverage is unavailable at commercially reasonable pricing for certain types of exposures. Additionally, our insurance policies may not cover us in the event of grossly negligent or intentionally wrongful conduct. Accordingly, an adverse result in a litigation against us, or a lawsuit that results in a substantial legal liability for us (and particularly a lawsuit that is not insured), could have a disproportionate and material adverse effect on our business, financial condition and results of operations. Furthermore, an adverse result in regulatory proceedings, if applicable, could result in fines or other liabilities or adversely impact our operations. Prolonged or complex investigations, even if they do not result in regulatory or other proceedings or adverse findings, may result in significant costs that may not be covered by insurance and in diversion of employee resources. In addition, we depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, or the announcement of a regulatory investigation involving us, irrespective of the ultimate outcome of that allegation or investigation, may harm our professional reputation and as such materially damage our business and its prospects.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (ESG) matters, that could expose us to numerous risks.

Recently, there has been heightened interest from advocacy groups, government agencies and the general public in ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report.

Since we are now a public company we will be subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, related to climate change and ESG that could adversely affect our business. These and other rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the U.S. congress, making compliance more difficult and uncertain. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on new or ongoing initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. We could also be criticized for the scope or nature of such initiatives or goals, or for any revisions thereto. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Risks Related to our Internal Controls and Accounting Policies

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and our results of operations and stock price could be materially adversely affected.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our stock price and our ability to obtain new business could be materially adversely affected.

Our goodwill and other intangible assets could become impaired, which may require us to take material non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Financial, Tax and Accounting-Related Risks

Our financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our company’s common stock.

Our financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control.

In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of current and new financings;

●	departures of key salespeople;

●	reduction in demand for real estate financing;

●	loss of customers; and

●	inability to find or close accretive acquisitions.

Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue, and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the common stock.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect its reputation or investor perceptions. In addition, we will purchase director and officer liability insurance, which has substantial additional premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other regulations, may adversely affect our business.

State and local governments and agencies in the jurisdictions in which we operate, and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information regarding consumers and other individuals, which could impact our ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our products and services, reduce overall demand, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage our reputation and brand.

Additionally, existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. Further, on November 3, 2020, California voters approved the California Privacy Rights Act (“CPRA”). Although we initiated a compliance program designed to comply with CCPA after consulting with outside privacy counsel, we remain exposed to ongoing legal risks related to the CCPA and the expansion of the CCPA under the CPRA, which becomes effective January 1, 2023. The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that we will meet voluntary certifications or adhere to other standards established by them or third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.

Risks Related to our Securities

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors, executive officers and their affiliates as a group beneficially own approximately 87% of the outstanding common stock. As a result, these stockholders able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We have never paid cash dividends on our capital stock, and do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of common stock will be the sole source of gain for the foreseeable future.

There is no active trading market for our shares of our common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity. In addition, when trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies, including those relating to auditing standards and disclosure about our executive compensation. Taking advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards applicable to emerging growth companies may make our common stock less attractive to investors.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

We intend to take advantage of all of the reduced reporting requirements and exemptions available to emerging growth companies under the JOBS Act, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Our stock price will be volatile, and you may not be able to sell shares at or above the price at the Closing.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in operating results;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	operating and share price performance of other companies in the industry or related markets;

●	the timing and magnitude of investments in the growth of the business;

●	actual or anticipated changes in laws and regulations;

●	additions or departures of key management or other personnel;

●	increased labor costs;

●	sales of substantial amounts of our common stock by the Board, executive officers or significant stockholders or the perception that such sales could occur;

●	changes in capital structure, including future issuances of securities or the incurrence of debt; and

●	general economic, political and market conditions.

In addition, broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell our common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in common stock unless you sell common stock for a price greater than that which you paid for it.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We utilize well-known cloud-based technologies and service providers such as GoDaddy, Microsoft Office, and DropBox enterprise to provide protection against cybersecurity threats. We have a special email encryption from GoDaddy that protect against cyberthreats.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors—Risks Related to our Information Technology, Cybersecurity and Data Protection— Failure to maintain the security of our information and technology networks, including personal information and other client information, intellectual property and proprietary business information could materially adversely affect us.”

Risk Management Oversight and Governance

The Board of Directors has oversight of the Company’s cybersecurity program.

Our IT Administrator oversees our information security program and leads our information security team. Our IT Administrator has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over five years of experience leading cross-functional organizations in the development and operation of large-scale systems.

Our IT Administrator reports quarterly to our Board of Directors on the information security program and related cyber risks and provides an annual update to the Board of Directors on our overall risk management strategy, which includes addressing cybersecurity risks. Any cybersecurity incidents at the Company are reported to the Board of Directors by the IT Administrator.

ITEM 2. PROPERTIES

Our headquarters are located in Chicago Illinois, where we have an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah. We have additional offices in Ann Arbor, Michigan, Dallas, Texas, Houston, Texas, Orlando, Florida, New York, New York and Westport, Connecticut, where we currently utilize shared office space with a monthly lease term. We believe this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require in any of these metropolitan areas will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible only for unsolicited customer orders on the OTC:Pink Market under the symbol “MMCP”. We expect to have a FINRA-registered broker/dealer submit a Form 15c2-11 to resume having our common stock being traded on the OTC:Pink market as was the case with our predecessor, Myson, Inc. (OTC:Pink; MYSN), with which we merged on March 30, 2023, to allow our stock to be eligible for proprietary broker-dealer quotes. As of April 5, 2024, there were 682 holders of record of our common stock.

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon St., Portland, OR 97214.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2023.

Plan	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity Compensation Plans (1)	—	—	—
$

(1) In July 2023 our Board of Directors and a majority of our shareholders approved a 2023 Stock Incentive Plan and authorized the issuance of up to 20,000,000 shares under this plan. This is our only equity compensation plan.

Recent Issuances of Unregistered Securities

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

On June 9, 2023, the Company sold 100,000 shares of common stock for total cash proceeds of $50,000.

On July 17, 2023, the Company sold 240,000 shares of common stock for total cash proceeds of $120,000.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue and Gross Profit

Our revenue from commission income for the years ended December 31, 2023 and 2022, was $1,919,243 and $3,321,837, respectively, a decrease of $1,402,594 or 42.2%. The decrease was driven mainly by the rise in interest rates and the drop in transaction activity.

Our commission expense for the years ended December 31, 2023 and 2022, was $802,464 and $1,250,920, respectively, a decrease of $448,456 or 35.9%. Commission expenses decreased in conjunction with our large decrease in revenue.

Our commission expense – related party, for the years ended December 31, 2023 and 2022, was $678,750 and $495,625, respectively, an increase of $183,125 or 36.9%. Related party commission expense increased during the reverse merger when the related party commission agreement was put in place at 55% of all closed deals. Prior to the reverse merger, the related party was 100% owner of the company, some of the commission expense was left in the company and paid out as dividends.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $438,029 for the year ended December 31, 2023, compared to $1,575,292 for the year ended December 31, 2022.

Operating Expenses

For the year ended December 31, 2023, we recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the prior period.

Professional fees for the years ended December 31, 2023 and 2022, were $590,607 and $38,123, respectively, an increase of $552,484. Professional fees increased mainly because of legal fees associated with our acquisition. We also issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the years ended December 31, 2023 and 2022, was $360,341 and $244,104, respectively, an increase of $116,237 or 47.6%. Our payroll expense increased in the current period due to the increase in Chairman and CEO salary along with the hiring of an administrative assistant and a business intern who assisted in marketing.

General and administrative expenses for the years ended December 31, 2023 and 2022, were $549,628 and $428,875, respectively, an increase of $120,753 or 28.2%. In the current period we issued 894,113 shares of common stock for services for total non-cash expense of $447,057. This was offset with a decrease in expenses associated with public relations and recruiting expense of $24,834 and a decrease for contract labor of $30,638.

Other Expense

We incurred interest expense of $11,065 for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022.

Net Loss

We had a net loss of $3,115,490 for the year ended December 31, 2023, compared to net income of $864,190 for the year ended December 31, 2022. The large net loss in the current period is the result of the $1,582,072 of non-cash expense incurred for the issuance of warrants.

Liquidity and capital resources.

As of December 31, 2023, we had cash of approximately $56,000 and working capital of approximately $220,000.

During the year ended December 31, 2023, we used $367,869 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $3,115,490, adjusted for non-cash activity of $2,536,537 and (ii) and a net change in operating assets and liabilities of $41,084. In the prior period operating activities provided $231,577 of cash.

We used no cash in investing activities for the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, we received $50,000 of cash from related party loans and $170,000 from the sale of common stock. In the prior period we received $77,649 of cash from related party loans and used $87,490 for shareholder distributions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,688,468 at December 31, 2023, had a net loss of $3,115,490 and net cash used in operating activities of $367,869 for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAG MILE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mag Mile Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mag Mile Capital, Inc. and Subsidiary (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss and used cash in operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Revenue Recognition – Refer to Note 2 to the financial statements.

Description of the Critical Audit Matter

The Company records revenue when control of the promised services is transferred to customers, at a specific point in time and on a commission basis. This area is designated as a critical audit matter due to the substantial judgment required by management in applying the principles of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to revenue recognition included the following, among others:

●	Evaluation of Revenue Recognition Policies: We reviewed the company's policies on revenue recognition to ensure they align with ASC 606 requirements. This included a thorough examination of the supporting documentation to validate the reasonableness of their application.
●	Understanding Management's Process: We gained an in-depth understanding of the process management uses to determine when performance obligations are met, ensuring it aligns with the outlined revenue recognition criteria.
●	Substantive Testing of Revenue Transactions: We conducted substantive tests on selected revenue transactions. The extent of our testing was based on an assessment of the associated risks, ensuring comprehensive coverage of significant areas.

Collectability of Accounts Receivable – Refer to Note 2 to the financial statements.

Description of the Critical Audit Matter

We identified this as a critical audit matter due to the significant judgments and estimates made by management in evaluating the likelihood of collection, which are affected by various factors including changes in employment conditions, current economic conditions, and historical collection rates.

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures related to the collectability of accounts receivable included the following, among others:

●	Evaluation of the Allowance for Doubtful Accounts: We assessed the methodologies and assumptions used by management to estimate the allowance for doubtful accounts. This involved analyzing historical collection data, reviewing changes in customer credit risk profiles, and considering the impact of current economic conditions on customers' ability to pay.
●	Testing of Accounts Receivable Aging: We performed tests on the aging of accounts receivable to assess the accuracy of the aging categories used by management and to evaluate the effectiveness of internal controls over the categorization and reporting of aged receivables.
●	Substantive Testing of Receivables: We conducted substantive tests on a sample of receivable balances, including subsequent cash receipts testing and examination of correspondence with customers about their outstanding balances to validate the existence and collectability of reported amounts.

Reverse Recapitalization – Refer to Notes 1 & 4 to the financial statements.

Description of the Critical Audit Matter

The Company engaged in a reverse recapitalization, which is considered a significant unusual transaction. This event is complex due to the unique accounting and financial reporting requirements, including the determination of the accounting acquirer, the valuation of consideration transferred, and the application of business combination accounting under ASC 805. We identified this as a critical audit matter due to the significant judgments and estimates involved, particularly in the valuation of intangible assets acquired and liabilities assumed, and the potential impact on the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures related to the reverse recapitalization included the following, among others:

●	Assessment of Transaction Structure and Accounting Treatment: We evaluated the structure of the reverse recapitalization transaction and the appropriateness of the accounting treatment applied by management. This involved a detailed analysis of the terms of the merger agreement and consultation with our valuation specialists.
●	Review of Valuation of Consideration Transferred: We reviewed the valuation methodologies used by management to determine the fair value of the consideration transferred as part of the transaction. This included the examination of share price at the transaction date and any other related financial instruments involved.
●	Testing of the Identification and Valuation of Assets Acquired and Liabilities Assumed: We tested the processes used by management to identify and value the assets acquired and liabilities assumed during the reverse recapitalization. This involved reviewing the valuation reports prepared by third-party valuation experts and performing our own independent testing on key assumptions such as discount rates and projected cash flows.
●	Evaluation of Disclosure Completeness: We assessed whether all required disclosures related to the reverse recapitalization were appropriately included in the financial statements, ensuring completeness and transparency of the transaction's impact on the financial position and performance of the Company.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 16, 2024

MAG MILE CAPITAL, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
		(Restated)
ASSETS
Current Assets:
Cash	$56,222	$374,091
Draws against commissions	208,344	175,103
Loan receivable	—	12,500
Prepaid stock compensation	185,000	—
Due from related parties	—	482,550
Total Current Assets	449,566	1,044,244

Operating lease right of use asset	318,114	—
Property and equipment, net	15,971	41,872
Total other assets	334,085	41,872

Total Assets	$783,651	$1,086,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$74,318	$44,786
Loan payable	10,638	7,590
Loan payable – related party	90,000	40,000
Operating lease liability – current portion	55,036	—
Total Current Liabilities	229,992	92,376
Long Term Liabilities:
Operating lease liability – net of current portion	297,529	—
Loan payable, net of current portion	139,362	140,117
Long Term Liabilities	436,891	140,117

Total Liabilities	666,883	232,493

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 and 10,133,284 shares issued and outstanding, respectively	1,000	101
Additional paid in capital	2,804,236	426,500
Accumulated deficit	(2,688,468)	427,022
Total stockholders’ equity	116,768	853,623
Total Liabilities and Stockholders’ Equity	$783,651	$1,086,116

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
	(Restated)
Revenue	$1,919,243	$3,321,837
Commission expense	(802,464)	(1,250,920)
Commission expense – related party	(678,750)	(495,625)
Gross margin	438,029	1,575,292

Operating expenses:
Stock based compensation	1,582,072	—
Professional fees	590,607	38,123
Consulting	459,806	—
Payroll expense	360,341	244,104
General and administrative	549,628	428,875
Total operating expenses	3,542,454	711,102

(Loss) income from operations	(3,104,425)	864,190

Other expense:
Interest expense	(11,065)	—
Total other expense	(11,065)	—

Net (loss) income before income tax	(3,115,490)	864,190
Income tax	—	—

Net (Loss) Income	$(3,115,490)	$864,190

(Loss) income per share, basic	$(0.04)	$0.15
(Loss) income per share, diluted	$(0.04)	$0.15

Weighted average shares outstanding, basic	77,906,347	5,777,120
Weighted average shares outstanding, diluted	82,906,347	5,777,120

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

(formerly Myson, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	133,284	$1	1,000	$—	$336,508	$(437,168)	$(100,659)
Contributions to capital– related party	—	—	—	—	90,092	—	90,092
Preferred stock converted to common	10,000,000	100	(1,000)	—	(100)	—	—
Net income	—	—	—	—	—	864,190	864,190
Balances, December 31, 2022 (Restated)	10,133,284	101	—	—	426,500	427,022	853,623
Receivables – related party	—	—	—	—	(452,551)	—	(452,551)
Stock issued for services	2,158,227	22	—	—	1,079,092	—	1,079,114
Stock issued for cash	340,000	3	—	—	169,997	—	170,000
Shares issued for reverse acquisition	87,424,424	874	—	—	(874)	—	—
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(3,115,490)	(3,115,490)
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
		(Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(3,115,490)	$864,190
Adjustments to reconcile net (loss) income to net cash used in Operating activities:
Stock based compensation - warrants	1,582,072	—
Common stock issued for services	894,114	—
Depreciation expense	25,901	25,903
Operating lease expense	34,450	—
Changes in Operating Assets and Liabilities:
Other assets	12,500	—
Related party receivable	30,000	(509,283)
Draws against commissions	(33,241)	(148,024)
Accounts payable and accruals	31,825	(1,209)
Net cash (used) provided by operating activities	(537,869)	231,577

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Common stock issued for cash	170,000	—
Loan payable – related party	50,000	40,000
Loan payable	—	(2,193)
Net cash provided by financing activities	220,000	37,807

Net change in cash	(317,869)	269,384
Cash, at beginning of year	374,091	104,707
Cash, at end of year	$56,222	$374,091

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$373,489	$—
Common stock issued for prepaid services	$185,000	$—

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 – NATURE OF OPERATIONS

Mag Mile Capital, Inc. (“Mag Mile”, or the “Company”) (formerly Myson, Inc.) is an Oklahoma corporation formed on July 8, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2023 and 2022.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of December 31, 2023 and 2022, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively.

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

For the year ended December 31, 2023, the Company recognized 24% of its revenue from two Customers.

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

Draws Against Commissions

Draws against commissions are payments made to originators, brokers or sales people that are the procuring cause for bringing in a transaction for financing, in lieu of future commissions to be received. This acts as an unsecured working capital loan paid to the sales people until the actual commission is earned and/or received.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The updated guidance is not expected to have a material impact on the Company’s disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the year ended December 31, 2023, we had a net loss of $3,115,490 ($2,476,186 of which was non-cash expense) and used $537,869 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 – REVERSE MERGER

On March 30, 2023, Myson, Inc, a public company, and Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”), a private company, completed a reverse merger transaction. Under the terms of the agreement, Mag Mile Capital shareholders received 87,424,424 shares of Myson, Inc’s common stock, resulting in the Mag Mile Capital shareholders owning a majority of the outstanding shares of Myson, Inc.

For accounting purposes, Mag Mile Capital is considered the acquirer, and the transaction is considered a capital transaction in substance (i.e., the issuance of stock by Mag Mile Capital for the net monetary assets of Myson, Inc. Therefore, the assets and liabilities of Mag Mile Capital are carried forward at their historical cost, and the assets and liabilities of Myson, Inc. are adjusted to fair value.

The equity structure (i.e., the number and type of equity interests issued) in the consolidated financial statements reflects the equity structure of Myson, Inc., the legal parent, including the equity interests the legal parent issued to effect the merger. Accordingly, the equity structure of Mag Mile Capital, the accounting acquirer, is restated using the exchange ratio established in the merger to reflect the number of shares (or other equity interests) issued by the legal parent to effect the merger.

The operations of Myson, Inc. are included in the consolidated statement of operations from the date of the merger. The comparative periods in the financial statements are those of the Mag Mile Capital before the merger.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(175,333)	(149,432)
Total property and equipment, net	$15,971	$41,872

Depreciation expense for the years ended December 31, 2023, and 2022, was $25,901 and $25,903, respectively.

NOTE 6 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of December 31, 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties consists of receivables of $0 and $482,550, from Mag Mile Capital LLC as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, Reddington Partners LLC, a majority shareholder, advanced the Company $23,256 to pay for general operating expenses. As of December 31, 2023, the total amount due of $85,709 was forgiven by Redding Partners. The amount was credited to additional paid in capital. As of December 31, 2023 and 2022, the Company owes Reddington Partners LLC, a total of $0 and $62,453, respectively, for advances to the Company. The advance was non-interest bearing and due on demand.

As of December 31, 2023 and 2022, the Company has a loan payable due to Mag Mile Capital LLC of $40,000 and $40,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the years ended December 31, 2023 and 2022, Mr. Shah earned commissions of $678,750 and $495,625, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

NOTE 8 – COMMON STOCK

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

On June 9, 2023, the Company sold 100,000 shares of common stock for total cash proceeds of $50,000.

On July 17, 2023, the Company sold 240,000 shares of common stock for total cash proceeds of $120,000.

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

NOTE 9 – PREFERRED STOCK

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

On June 8, 2022, the Reddington Partners LLC converted the Series A Preferred Shares into 10,000,000 common shares.

NOTE 10 – OPERATING LEASE

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3%. The Company used a discount rate of 6%, based on rates used for similar calculations.

	Balance Sheet Classification	December 31, 2023
Asset
Operating lease asset	Right of use asset	$318,114
Total lease asset		$318,114

Liability
Operating lease liability – current portion	Current operating lease liability	$55,036
Operating lease liability – noncurrent portion	Long-term operating lease liability	297,529
Total lease liability		$352,565

Lease obligations at December 31, 2023 consisted of the following:

For the year ended December 31:
2024	$66,300
2025	83,850
2026	83,850
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(49,135)
Lease obligation, net	352,565
Less current portion	(55,036)
Lease obligation – long term	$297,529

Lease expense for the year ended December 31, 2023, was $51,510.

NOTE 11 – WARRANTS

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	5,000,000	$0.50	1.25	$—

NOTE 12 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

The provision for Federal income tax consists of the following December 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$(654,000)	$(181,500)
Less: valuation allowance	654,000	181,500
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$565,000	$89,700
Less: valuation allowance	(565,000)	(89,700)
Net deferred tax asset	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $565,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 13 – RESTATEMENT

The financial statements for the year ended December 31, 2022, are being restated to correct the accounting for certain balance sheet and statement of operations accounts, as well reclass amounts from the previous presentation to conform to the presentation for the current year.

Per ASC 250-10 Accounting Changes and Error Corrections, the December 31, 2022 balance sheet and statement of operations have been restated for the following.

December 31, 2022
	As Reported	Adjusted	As Restated
ASSETS
Current Assets:
Cash	$374,091	$—	$374,091
Draws against commissions	212,323	(37,220)	175,103
Loan receivable	12,500	—	12,500
Due from related parties	510,468	(27,918)	482,550
Total Current Assets	1,109,382	(65,138)	1,044,244
Property and equipment, net	41,872	—	41,872
Related party loan	155,000	(155,000)	—
Total Current Assets	$1,306,254	$(220,138)	$1,086,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accruals	$82,131	$(37,345)	$44,786
Loan payable	147,707	(140,117)	7,590
Loan payable – related party	—	40,000	40,000
Total Current Liabilities	229,838	(137,462)	92,376
Loan payable, net of current portion	—	140,117	140,117
Total Liabilities	229,838	2,655	232,493

Stockholders’ Deficit:
Common stock	—	101 (1)	101
Additional paid-in capital	616,306	(189,806)	426,500
Accumulated deficit	460,110	(33,088)	427,022
Total Stockholders’ Deficit	1,079,416	(222,793)	853,623

Total Liabilities and Stockholders’ Deficit	$1,306,254	$(220,138)	$1,086,116

(1)	Specifically related to reverse acquisition accounting.

Year Ended December 31, 2022
	As Reported	Adjusted	As Restated
Revenue	$3,321,837	$—	$3,321,837
Commission expense	(1,717,786)	466,866	(1,250,920)
Commission expense – related party	—	(495,625)	(495,625)
Gross margin	1,604,051	(28,759)	1,575,292

Operating expenses:
Professional fees	—	38,123	38,123
Payroll expense	—	244,104	244,104
General and administrative	706,775	(277,900)	428,875
Total operating expenses	706,775	4,327	711,102

Income from operations	897,276	33,086	864,190

Net Income	$897,276	$33,086	$864,190

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2023, the Board of Directors of the Company, approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2023. Olayinka Oyebola & Co. (“OO & Co”) served as the independent registered public accounting firm of the Company following the reverse merger between the Company and Megamile Capital, Inc. f/k/a CSF Capital, LLC d/b/a Mag Mile Capital (the “Merger”). Accordingly, OO & Co., the Company’s independent registered public accounting firm after the Merger, was informed that it would be replaced by Fruci as the Company’s independent registered public accounting firm. OO & Co. previously replaced BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm as set forth in the Company’s Current Report on Form 8-K filed March 31, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2023.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our business and affairs are managed by or under the direction of our Board of Directors. We are currently evaluating potential director nominees and executive officer appointments but currently have only the following person serving as a member of our Board of Directors and in the roles of the following officers:

Name	Age	Position(s)
Rushi Shah	38	President, Chief Executive Officer, CFO, Secretary and Director

Rushi Shah. Mr. Shah serves as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Shah has served as Mag Mile Capital’s Chief Founder and Chief Executive Officer since December 2016. He has established Mag Mile Capital’s strategic goals and led its innovation initiatives, as well as arranging commercial debt and equity financing for many real property types nationwide. From June 2014 through November 2016, Mr. Shah was Executive Vice President for Aries Capital, closing over $250 million in debt and equity real estate financings in his first two years, launching a streamlined online-based lending platform, and expanding Aries Capital’s already extensive capital source network. Mr. Shah also established the firm as a Club Blue Founding Member and provider of a preferred financing and revenue- sharing program for members of the largest hotel owners’ association in the world, the Asian American Hotel Owners Association (AAHOA). From June 2005 to June 2014, Mr. Shah held a variety of executive positions at Chicago’s Northern Trust Bank in its Derivatives Credit Strategy, Structured Finance, Private Equity Fund and Hedge Fund groups, as well as its London offices. Mr. Shah was part of the Northern Trust’s prestigious leadership development rotational program. During his tenure at the bank, Mr. Shah participated in closing over 300 commercial finance transactions nationally, helped build a risk measurement framework for exotic interest rate derivatives and foreign exchange instruments, launched the technology solution and models for the bank’s over-the- counter derivatives activity and helped develop and manage the interest rates risk management solutions business for National Trust’s institutional and sophisticated wealth clients that generated over $30 million in new revenues for National Trust over four years and led to an operational overhaul that revolutionized the servicing and reporting process.

Mr. Shah received a Bachelor of Science in Accounting and Finance from the University of Illinois at Chicago where he graduated with honors and a Master of Business Administration from the University of University of Chicago Booth School of Business. He was also awarded a fellowship in the Riordan Fellows Program at the Anderson School of Management at UCLA.

In addition to being highly active within AAHOA, Mr. Shah is a member of ICSC, Real Estate Investment Association and the Self Storage Association. He frequently serves as a panelist at local and national industry events and is a contributor to multiple real estate publications and a member of the Forbes Finance Council. Mr. Shah is a subject matter expert and has a monthly finance column for the past six years for the hotel industry’s magazine, Today’s Hotelier.

We believe Mr. Shah is qualified to serve on the Company’s Board in light of his extensive experience in rea estate financing and having served for over six years as Mag Mile Capital’s Chief Executive Officer.

Board Composition

The Company’s business and affairs are organized under the direction of the Board. The Board consists of one member, Rushi Shah, who also serves as Executive Chairman of the Board. Henrik Rouf resigned as director of the Company effective as of the closing date the merger between Mag Mile Capital and the Company. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to the Company’s new management. The Board will meet on a regular basis and additionally as required.

Director Independence

The Board does not have any independent directors who qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC. The Board serves as the audit committee.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not anticipate having a standing risk management committee but rather anticipates administering this oversight function directly through the Board. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s major financial risk exposures and the steps its management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Board also monitors compliance with legal and regulatory requirements.

Limitation on Liability and Indemnification of Directors and Officers

Our Certificate of Incorporation limits directors’ liability to the fullest extent permitted under the Oklahoma General Corporation Act (“OGCA). The OGCA provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

● for any transaction from which the director derives an improper personal benefit;

● for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

● for any unlawful payment of dividends or redemption of shares; or

● for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the OGCA is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of directors will be eliminated or limited to the fullest extent permitted by the OGCA, as so amended.

Oklahoma law and the Company’s bylaws provide that the Company will, in certain situations, indemnify the Company’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

The Company intends to obtain a directors’ and officers’ insurance policy pursuant to which its directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe this will be necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all the Company’s employees, executive officers and directors. The Code of Conduct is available on our website at www.magmilecapital.com. The Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We will disclose any amendments to the Code of Conduct, or any waivers of its requirements, on our website.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of the Company during the years ended December 31, 2023 and 2022; and (ii) each other individual that served as an executive officer of the Company at the conclusion of the years ended December 31, 2023 and 2022 and who received more than $100,000 in the form of salary and bonus during such year. For purposes of this report, these individuals are collectively the “named executive officers” of our Company.

On March 30, 2023, Henrik Rouf resigned as President and Chairman of the Board of Directors under the terms of the Reorganization Agreement and Rushi Shah was appointed as the sole member of the Board and to the positions of CEO, CFO and Secretary of the Company.

Name and Position	Years	Salary		Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Rushi Shah,	2023		$250,000	-	-	-	-	-	-	$250,000
Chairman, President. Chief Executive Officer and Chief Financial and Accounting Officer
Henrik Rouf,	2023	$								$-
President	2022		$-	-	-	-	-	-		$-

Employment and Advisory Agreements

We entered into an employment agreement with Rushi Shah, our President, CEO, CFO and Secretary. Under the terms of his employment agreement, Mr. Shah s annual base salary is $250,000 in addition to 55% of all fees paid to Mag Mile Capital for those transactions directly attributable to his efforts. Mr. Shah is eligible for bonuses in cash and/or stock as mutually agreed to by Mr. Shah and the Board, restricted stock and stock option awards at the discretion of the Board and to participate in the Company’s health and welfare benefit plans maintained for the benefit of Company employees. Mr. Shah’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Under the terms of Mr. Shah’s employment agreement, in the event of a termination for good reason by Mr. Shah, he will receive 12 months of his the-current base salary to be paid over a period of six months and an acceleration of vesting for all unvested stock or stock option grants.

The foregoing descriptions of each of the employment agreement with Mr. Shah is a summary only and is qualified in their entirety by the full text of the employment agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Equity Compensation Plan Information

On July 5, 2023, our Board of Directors and stockholders adopted our 2023 Stock Incentive Plan (the “2023 Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the Plan, we are authorized to issue up to 20,000,000 shares of common stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards.

Administration. The 2023 Plan is administered by our Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2023 Plan and of any awards granted there under and to modify awards granted under the 2023 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2023 Plan without prior approval of the Company’s shareholders.

Eligibility. The 2023 Plan provides that awards may be granted to our employees, officers, directors and consultants or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2023 Plan.

Shares that are subject to issuance upon exercise of an option under the 2023 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2023 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2023 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2023 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2023 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2023 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2023 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2023 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2023 Plan or amend the 2023 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2023 Plan in a manner that requires stockholder approval.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 5, 2024, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers named in the Summary Compensation Table above;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1141 W. Randolph St., Chicago, IL. 60607, and our telephone number is (312) 642-0100. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this prospectus, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The beneficial ownership percentages set forth in the table below are based on approximately 100,055,935 shares of our common stock issued and outstanding as of April 3, 2024, and do not take into account the issuance of any shares of our common stock upon the exercise of warrants to purchase up to approximately 5,000,000 shares of our common stock.

Name and Address of Beneficial Owner	Class of Securities	No. of Shares	% of Class

Rushi Shah(1)	Common	87,424,424	87%

GK Partners ApS(2)	Common	5,000,000	5%

All Officers and Directors as a Group (1 person)	Common	87,424,424	87%

(1)	Officer and/or director of our Company.
(2)	GK Partners ApS has a warrant to acquire by December 31, 2024, at an exercise price of $.50 per share up to 5,000,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3% which we believe is a market rate for this space.

Due from related parties consists of receivables of $0 and $416,750, from Mag Mile Capital LLC as of December 31, 2023 and 2022, respectively, and amounts due from other companies related to the CEO of $55,000 and $65,800, respectively. Mag Mile Capital LLC, is owed by Rushi Shah.

During the year ended December 31, 2023, Reddington Partners LLC, a majority shareholder, advanced the Company $23,256 to pay for general operating expenses. As of December 31, 2023, the total amount due of $85,709 was forgiven by Redding Partners. The amount was credited to additional paid in capital. As of December 31, 2023 and 2022, the Company owes Reddington Partners LLC, a total of $0 and $62,453, respectively, for advances to the Company. The advance was non-interest bearing and due on demand.

As of December 31, 2023 and 2022, the Company has a loan payable due to Mag Mile Capital LLC of $40,000 and $40,000, respectively.

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the years ended December 31, 2023 and 2022, Mr. Shah earned commissions of $678,750 and $495,625, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2023 for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	$45,000	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$45,000	$—

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Reorganization Agreement dated March 30, 2023, between Myson, Inc. and Megamile Capital, Inc.	8-K	000-56333	2.1	3/31/2023
3.1	Certificate of Incorporation of Myson, Inc.	10-12G	000-56333	3.1	8/23/2021
3.2	Amended Certificate of Incorporation	S-1	333-274354	3.1	9/6/2023
3.3	Bylaws	10-12G	000-56333	3.2	8/23/2021
10.1	Mag Mile Capital 2023 Stock Incentive Plan	S-1	333-274354	10.3	9/6/2023
10.2	Employment Agreement dated March 30, 2023 between the Company and Rushi Shah	8-K	000-56333	10.2	3/31/2023
10.3	Warrant dated April 4, 2023 between Myson, Inc. and GK Partners AsP	S-1/A	333-274354	10.1	3/8/2024
14.1	Code of Ethics					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

* The certifications furnished in 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2024

MAG MILE CAPITAL, INC.

By:	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

