Form 10-K/A
period 2023-12-31
Mag Mile Capital, Inc.
filed 2024-04-17
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on April 17, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to include the Report of the Independent Registered Public Accounting Firm, Olayinka Oyebola & Co, as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (the “Audit Report”). No changes have been made to the Original Filing other than to include the Audit Report that was inadvertently excluded from the Original Filing and also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, Rushi Shah (Exhibits 31.1 and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing other than to include the Audit Report.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to revenue recognition included the following, among others:

●	Evaluation of Revenue Recognition Policies: We reviewed the company’s policies on revenue recognition to ensure they align with ASC 606 requirements. This included a thorough examination of the supporting documentation to validate the reasonableness of their application.
●	Understanding Management’s Process: We gained an in-depth understanding of the process management uses to determine when performance obligations are met, ensuring it aligns with the outlined revenue recognition criteria.
●	Substantive Testing of Revenue Transactions: We conducted substantive tests on selected revenue transactions. The extent of our testing was based on an assessment of the associated risks, ensuring comprehensive coverage of significant areas.

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

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures related to the collectability of accounts receivable included the following, among others:

●	Evaluation of the Allowance for Doubtful Accounts: We assessed the methodologies and assumptions used by management to estimate the allowance for doubtful accounts. This involved analyzing historical collection data, reviewing changes in customer credit risk profiles, and considering the impact of current economic conditions on customers’ ability to pay.
●	Testing of Accounts Receivable Aging: We performed tests on the aging of accounts receivable to assess the accuracy of the aging categories used by management and to evaluate the effectiveness of internal controls over the categorization and reporting of aged receivables.
●	Substantive Testing of Receivables: We conducted substantive tests on a sample of receivable balances, including subsequent cash receipts testing and examination of correspondence with customers about their outstanding balances to validate the existence and collectability of reported amounts.

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

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures related to the reverse recapitalization included the following, among others:

●	Assessment of Transaction Structure and Accounting Treatment: We evaluated the structure of the reverse recapitalization transaction and the appropriateness of the accounting treatment applied by management. This involved a detailed analysis of the terms of the merger agreement and consultation with our valuation specialists.
●	Review of Valuation of Consideration Transferred: We reviewed the valuation methodologies used by management to determine the fair value of the consideration transferred as part of the transaction. This included the examination of share price at the transaction date and any other related financial instruments involved.
●	Testing of the Identification and Valuation of Assets Acquired and Liabilities Assumed: We tested the processes used by management to identify and value the assets acquired and liabilities assumed during the reverse recapitalization. This involved reviewing the valuation reports prepared by third-party valuation experts and performing our own independent testing on key assumptions such as discount rates and projected cash flows.
●	Evaluation of Disclosure Completeness: We assessed whether all required disclosures related to the reverse recapitalization were appropriately included in the financial statements, ensuring completeness and transparency of the transaction’s impact on the financial position and performance of the Company.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 16, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MAG MILE CAPITAL, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Mile Capital, Inc (the ‘Company’) as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2022, we have no critical audit matter to communicate.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

April 17, 2024

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

Date: April 17, 2024

MAG MILE CAPITAL, INC.

By:	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

