Form 10-Q
period 2024-03-31
Mag Mile Capital, Inc.
filed 2024-05-15
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 100,055,935 shares of Common Stock, $.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended March 31, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,795	$56,222
Draws against commissions	224,663	208,344
Prepaid stock compensation	185,000	185,000
Total Current Assets	418,458	449,566

Operating lease right of use asset	304,455	318,114
Property and equipment, net	9,496	15,971
Total other assets	313,951	334,085

Total Assets	$732,409	$783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$58,743	$74,318
Loan payable	10,638	10,638
Loan payable – related party	115,000	90,000
Operating lease liability – current portion	52,026	55,036
Total Current Liabilities	236,407	229,992
Long Term Liabilities:
Operating lease liability – net of current portion	305,648	297,529
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	445,010	436,891

Total Liabilities	681,417	666,883

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,754,244)	(2,688,468)
Total stockholders’ equity	50,992	116,768
Total Liabilities and Stockholders’ Equity	$732,409	$783,651

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$532,593	$501,500
Commission expense	(226,339)	(337,960)
Commission expense – related party	(106,165)	(244,100)
Gross margin	200,089	(80,560)

Operating expenses:
Professional fees	26,500	447,057
Consulting	10,450	50,750
Payroll expense	79,033	48,294
General and administrative	147,689	550,185
Total operating expenses	263,672	1,096,286

Loss from operations	(63,583)	(1,176,846)

Other expense:
Interest expense	(2,193)	—
Total other expense	(2,193)	—

Net loss income before income tax	(65,776)	(1,176,846)
Income tax	—	—

Net Loss	$(65,776)	$(1,176,846)

Loss per share, basic and diluted	$(0.00)	$(0.11)

Weighted average shares outstanding, basic and diluted	100,055,935	11,164,274

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,754,244)	$50,992

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022 (Restated)	10,133,284	$101	$—	—	$426,500	$427,022	$853,623
Stock issued for services	1,788,224	18	—	—	894,096	—	894,114
Shares issued for reverse acquisition	87,424,424	874	—	—	(874)	—	—
Net loss	—	—	—	—	—	(1,176,846)	(1,176,846)
Balances, March 31, 2023	99,345,932	$993	$—	$—	$1,319,722	$(749,824)	$570,891

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(65,776)	$(1,176,846)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	—	894,114
Depreciation expense	6,475	6,476
Operating lease expense	18,768	—
Changes in Operating Assets and Liabilities:
Draws against commissions	(16,319)	(33,241)
Accounts payable and accruals	(15,575)	(27,386)
Net cash used by operating activities	(72,427)	(336,883)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Loan payable – related party	25,000	—
Loan payable	—	(2,193)
Net cash provided (used) by financing activities	25,000	(2,193)

Net change in cash	(47,427)	(339,076)
Cash, at beginning of period	56,222	374,091
Cash, at end of period	$8,795	$35,015

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$—	$373,489

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of March 31, 2024 and 2023, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

For the three months ended March 31, 2024, the Company recognized 47% of its revenue from one customer and 22% from another customer.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The updated guidance has not had any material impact on the Company’s disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the three months ended March 31, 2024, we had a net loss of $65,776 and used $72,427 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(181,808)	(175,333)
Total property and equipment, net	$9,496	$15,971

Depreciation expense for the three months ended March 31, 2024, and 2023, was $6,475 and $6,476, respectively.

NOTE 6 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of March 31, 2024 and December 31, 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, the Company has a loan payable due to Mag Mile Capital LLC of $65,000 and $40,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the three months ended March 31, 2024 and 2023, Mr. Shah earned commissions of $106,165 and $244,100, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

NOTE 8 – COMMON STOCK

The Company has authorized 480,000,000 shares of common stock, par value $0.00001.

NOTE 9 – PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock, par value $0.00001. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Company is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

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

	Balance Sheet Classification	March 31, 2024
Asset
Operating lease asset	Right of use asset	$304,455
Total lease asset		$304,455

Liability
Operating lease liability – current portion	Current operating lease liability	$52,026
Operating lease liability – noncurrent portion	Long-term operating lease liability	305,648
Total lease liability		$357,674

Lease obligations at March 31, 2024 consisted of the following:

For the year ended December 31:
2024	$49,725
2025	83,850
2026	83,850
2027	83,850
2028	83,850
Total payments	285,125
Amount representing interest	(27,451)
Lease obligation, net	357,674
Less current portion	(52,026)
Lease obligation – long term	$305,648

Lease expense for the three months ended March 31, 2024 was $18,211.

NOTE 11 – WARRANTS

On April 4, 2023, the Company issued warrants to GK Partners ApS to purchase up to 5,000,000 shares of common stock. The warrants were issued as an incentive to provide future financing to the Company. There are no specific requirements for future performance. We accounted for the warrants in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Warrants are exercisable for shares of the Company’s common stock at a price of $0.50 per share and expire on December 31, 2024. Using the Black-Scholes option pricing model, the fair value for the warrants was calculated to be $1,582,072.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	5,000,000	$0.50	1.25	$—
Issued	—	$—	—	—
Cancelled	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, March 31, 2024	5,000,000	$0.50	1.00	$—

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue and Gross Profit

Our revenue from commission income for the three months ended March 31, 2024 and 2023, was $532,593 and $501,500, respectively, an increase of $31,093 or 6.2%.

Our commission expense for the three months ended March 31, 2024 and 2023, was $226,339 and $337,960, respectively, a decrease of $111,621 or 33%. We saw a decrease in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the three months ended March 31, 2024 and 2023, was $106,165 and $244,100, respectively, a decrease of $137,935 or 56.5%. Related party commission expense decreased due to a new commission agreement that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $200,089 for the three months ended March 31, 2024, compared to a negative gross margin of $80,560 for the three months ended March 31, 2023.

Operating Expenses

Professional fees for the three months ended March 31, 2024 and 2023, were $26,500 and $447,057, respectively, a decrease of $867,614. Professional fees consist mainly of legal, audit and accounting fees. In the prior year we issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the three months ended March 31, 2024 and 2023, was $79,033 and $48,294, respectively, an increase of $30,739 or 63.6%. Payroll expense increased due to increase in the Chairman and CEO’s salary and adding an administrative assistant salary.

General and administrative (“G&A”) expenses for the three months ended March 31, 2024 and 2023, was $147,689 and $550,185, respectively, a decrease of $402,496 or 73.2%. In the prior period we issued 894,113 shares of common stock for services for total non-cash expense of $447,057.

Other Expense

We incurred interest expense of $2,193 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023.

Net Loss

We had a net loss of $65,776 for the three months ended March 31, 2024, compared to $1,176,846 for the three months ended March 31, 2023. We had a decrease to our net loss for the reasons discussed above.

Liquidity and capital resources.

As of March 31, 2024, we had cash of approximately $9,000 and working capital of approximately $182,000.

During the three months ended March 31, 2024, we used $72,427 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $65,776, adjusted for non-cash activity of $25,243 and (ii) an increase in draws against commissions and decrease of accounts payable of $16,319 and $15,575, respectively. In the prior period operating activities used $336,883 of cash.

We used no cash in investing activities for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, we received $25,000 of cash from related party loans. In the prior period we used $2,193 to make payments on a loan payable.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of March 31, 2024.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1+	Certificate of Incorporation
3.2*	Amended Certificate of Incorporation
3.3+	Bylaws
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 15, 2024

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

