Form 10-K/A
period 2023-12-31
Mag Mile Capital, Inc.
filed 2024-06-20
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2023, filed on April 17, 2024 (“Amendment No. 1”). We are filing this Amendment No. 2 to respond to two comments from the Securities and Exchange Commission to (i) the Report of the Independent Registered Public Accounting Firm by Olayinka Oyebola & Co, as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (the “Audit Report”) to address the restatement of the 2022 financial statements of Mag Mile Capital, Inc. and (ii) address the warrants issued to GK Partners ApS in Note 11 to the financial statements (collectively, the “Revisions”). No changes have been made to Amendment No. 1 other than the Revisions and also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, Rushi Shah (Exhibits 31.1 and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 continues to speak as of the date of Amendment No. 1, does not reflect events that may have occurred subsequent to Amendment No. 1 and does not modify or update in any way disclosures made in the Amendment No. 1 other than as set forth above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAG MILE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mag Mile Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mag Mile Capital, Inc. and Subsidiary (“the Company”) as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 24, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MAG MILE CAPITAL, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mag Mile Capital, Inc (the ‘Company’) as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restated Financial Statements

We draw your attention to note 13 to the financial statements on the correction of error on the December 31, 2022, balance sheet and statement of operations, as well as reclassification of amount from the previous presentation to conform to the presentation of the current year.

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

June 17, 2024

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

NOTE 11 – WARRANTS

On April 4, 2023, the Company issued a warrant to GK Partners ApS to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued as an incentive to provide future financing to the Company. The fair value for the warrant at the grant date was determined to be $1,582,072, which was recoded as stock compensation expense in 2023.

Basis for Accounting Treatment

The accounting treatment for the issuance of the warrant was determined based on the guidance in ASC 718, Compensation—Stock Compensation, and ASC 815, Derivatives and Hedging.

1. Classification as Equity or Liability:

●	The warrant was evaluated under ASC 815-40 to determine if it should be classified as a derivative instrument or as equity. The warrant met the criteria for equity classification as it is indexed to the Company’s own stock and does not require net cash settlement. Therefore, it is not considered a derivative instrument under ASC 815.
●	The warrant was further evaluated under ASC 718 to determine if it should be accounted for as stock compensation. Since the warrant was issued as an incentive for future financings, it falls within the scope of ASC 718.

2. Measurement and Recognition:

●	The fair value of the warrant was measured at the grant date using the Black-Scholes option pricing model, which considered the following inputs: the exercise price of $0.50 per share, the market price of the Company’s stock, the expected volatility, the risk-free interest rate, and the expected term of the warrant.
●	The total fair value of $1.582 million was recognized as stock compensation expense in 2023, in accordance with ASC 718-10-25-2C, which requires the fair value of equity instruments granted to nonemployees to be measured at the grant date and recognized over the period in which the related services are provided.

Terms of the Warrant and Future Performance:

The warrant issued to GK Partners includes the following terms regarding future performance:

●	The warrant vests immediately upon issuance and does not require any additional performance by GK Partners for vesting.
●	However, the issuance of the warrant was intended to incentivize GK Partners to provide future financings to the Company. The Company expects that GK Partners will assist in securing additional financing over the next 12 months, although there are no specific performance milestones or conditions attached to the warrant.

The Company will monitor the performance of GK Partners, and any future financings secured as a result of this incentive. Any additional compensation or modifications to the warrant terms will be accounted for in accordance with the relevant guidance in ASC 718 and ASC 815.

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

Date: June 20, 2024

MAG MILE CAPITAL, INC.

By:	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

