Form 10-Q
period 2024-06-30
Mag Mile Capital, Inc.
filed 2024-08-19
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended June 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$123,285	$56,222
Accounts receivable	372,500	—
Draws against commissions	263,292	208,344
Prepaid stock compensation	185,000	185,000
Total Current Assets	944,077	449,566

Operating lease right of use asset	290,623	318,114
Property and equipment, net	3,021	15,971
Total other assets	293,644	334,085

Total Assets	$1,237,721	$783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$111,214	$74,318
Loan payable	10,638	10,638
Loan payable – related party	90,000	90,000
Operating lease liability – current portion	66,665	55,036
Total Current Liabilities	278,517	229,992
Long Term Liabilities:
Operating lease liability – net of current portion	287,987	297,529
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	427,349	436,891

Total Liabilities	705,866	666,883

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—

Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,273,381)	(2,688,468)
Total stockholders’ equity	531,855	116,768
Total Liabilities and Stockholders’ Equity	$1,237,721	$783,651

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,264,300	$612,811	$1,796,893	$1,114,311
Commission expense	(364,288)	(218,281)	(590,627)	(356,241)
Commission expense – related party	(165,990)	(53,900)	(272,155)	(498,000)

Gross margin	734,022	340,630	934,111	260,070

Operating expenses:
Stock based compensation	—	1,582,072	—	1,582,072
Professional fees	32,300	30,949	58,800	528,756
Payroll expense	88,129	84,775	167,162	133,069
General and administrative	130,537	130,507	288,676	680,692
Total operating expenses	250,966	1,828,303	514,638	2,924,589

Income (loss) from operations	483,056	(1,487,673)	419,473	(2,664,519)

Other expense:
Interest expense	(2,193)	(5,217)	(4,386)	(5,217)
Total other expense	(2,193)	(5,217)	(4,386)	(5,217)

Net income (loss) before income tax	480,863	(1,492,890)	415,087	(2,669,736)
Income tax	—	—	—	—

Net Income (Loss)	$480,863	$(1,492,890)	$415,087	$(2,669,736)

Income (Loss) per share, basic	$0.00	$(0.02)	$0.00	$(0.05)
Income (Loss) per share, diluted	$0.00	$(0.02)	$0.00	$(0.05)

Weighted average shares outstanding, basic	100,055,935	99,369,012	100,055,935	53,134,542
Weighted average shares outstanding, diluted	105,055,935	99,369,012	105,055,935	53,134,542

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	1,000	—	—	2,804,236	(2,754,244)	50,992
Net loss	—	—	—	—	—	480,863	480,863
Balances, June 30, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,273,381)	$531,855

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022 (Restated)	10,133,284	$101	$—	—	$426,500	$427,022	$853,623
Stock issued for services	1,788,224	18	—	—	894,096	—	894,114
Shares issued for reverse acquisition	87,424,424	874	—	—	(874)	—	—
Net loss	—	—	—	—	—	(1,176,846)	(1,176,846)
Balances, March 31, 2023	99,345,932	993	—	—	1,319,722	(749,824)	570,891
Stock issued for services	100,000	1	—	—	49,999	—	50,000
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(1,492,890)	(1,492,890)
Balances, June 30, 2023	99,445,932	$994	$—	$—	$2,951,793	$(2,242,714)	$710,073

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$415,087	$(2,669,736)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	—	944,114
Warrant expense	—	1,582,072
Depreciation expense	12,950	6,476
Operating lease expense	29,578	248
Changes in Operating Assets and Liabilities:
Accounts receivable	(372,500)	(69,420)
Draws against commissions	(54,948)	(94,114)
Accounts payable and accruals	36,896	(23,382)
Net cash used by operating activities	67,063	(323,742)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from related parties	90,000	10,800
Repayment of related party loans	(90,000)	—
Loan payable	—	831
Net cash provided (used) by financing activities	—	11,631

Net change in cash	67,063	(312,111)
Cash, at beginning of period	56,222	374,091
Cash, at end of period	$123,285	$61,980

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$—	$373,489

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of June 30, 2024 and 2023, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

For the three months ended June 30, 2024, the Company recognized 30%, 29.5% and 23.3% of its revenue from its top three customers, respectively.

For the six months ended June 30, 2024, the Company recognized 30.5%, 20.7% and 16.4% of its revenue from its top three customers, respectively.

Cost of Revenue

Cost of revenues includes commission expense paid during the period.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. As of June 30, 2024, 100% of the accounts receivable is due form one customer.

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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the six months ended June 30, 2024, we had net income of $415,087 and used $67,063 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(188,283)	(175,333)
Total property and equipment, net	$3,021	$15,971

Depreciation expense for the six months ended June 30, 2024, and 2023, was $12,950 and $6,476, respectively.

NOTE 6 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of June 30, 2024 and December 31, 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, the Company has a loan payable due to Mag Mile Capital LLC of $90,000 and $90,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the three months ended June 30, 2024 and 2023, Mr. Shah earned commissions of $165,990 and $53,900, respectively. For the six months ended June 30, 2024 and 2023, Mr. Shah earned commissions of $272,155 and $498,000, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

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

	Balance Sheet Classification	June 30, 2024
Asset
Operating lease asset	Right of use asset	$290,623
Total lease asset		$290,623

Liability
Operating lease liability – current portion	Current operating lease liability	$66,665
Operating lease liability – noncurrent portion	Long-term operating lease liability	287,987
Total lease liability		$354,652

Lease obligations at June 30, 2024 consisted of the following:

For the year ended December 31:
2024	$33,150
2025	83,850
2026	83,850
2027	83,850
2028	83,850
Total payments	368,550
Amount representing interest	(13,898)
Lease obligation, net	354,652
Less current portion	(66,665)
Lease obligation – long term	$287,987

Lease expense for the six months ended June 30, 2024 was $36,980.

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	5,000,000	$0.50	1.25	$—
Issued	—	$—	—	—
Cancelled	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, June 30, 2024	5,000,000	$0.50	1.00	$—

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenue and Gross Profit

Our revenue from commission income for the three months ended June 30, 2024 and 2023, was $1,264,300 and $612,811, respectively, an increase of $651,489 or 106.3%. Revenue in the current period increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the three months ended June 30, 2024 and 2023, was $364,288 and $218,281, respectively, an increase of $146,007 or 66.9%. We saw an increase in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the three months ended June 30, 2024 and 2023, was $165,990 and $53,900 respectively, a decrease of $112,090 or 208%. Related party commission expense decreased due to a new commission agreement that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $734,022 for the three months ended June 30, 2024, compared to $340,630 for the three months ended June 30, 2023.

Operating Expenses

Stock based compensation for the three months ended June 30, 2024 was $0 compared to $1,582,072 for the three months ended June 30, 2023, for expense related to the issuance of warrants.

Professional fees for the three months ended June 30, 2024 and 2023, were $32,300 and $30,949, respectively, a decrease of $1,351 or 4.4%. Professional fees consist mainly of legal, audit and accounting fees.

Payroll expense for the three months ended June 30, 2024 and 2023, was $88,129 and $84,775, respectively, an increase of $3,345 or 4%. Payroll expense increased due to increase in the Chairman and CEO’s salary and adding an administrative assistant salary.

General and administrative (“G&A”) expenses for the three months ended June 30, 2024 and 2023, were $130,537 and $130,507, respectively, a decrease of only $30.

Other Expense

We incurred interest expense of $2,193 for the three months ended June 30, 2024, compared to $5,217 for the three months ended June 30, 2023.

Net Income (Loss)

We had net income of $480,863 for the three months ended June 30, 2024, compared to a net loss of $1,492,890 for the three months ended June 30, 2023. We had an increase from a net loss in the prior period to new income in the current period due to the reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenue and Gross Profit

Our revenue from commission income for the six months ended June 30, 2024 and 2023, was $1,796,893 and $1,114,311, respectively, an increase of $682,582 or 61.3%. Revenue in the current period increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the six months ended June 30, 2024 and 2023, was $590,627 and $356,241, respectively, a decrease of $234,386 or 65.8%. We saw an increase in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the six months ended June 30, 2024 and 2023, was $272,155 and $498,000 respectively, a decrease of $225,845 or 45.4%. Related party commission expense decreased due to a new commission agreement that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $934,111 for the six months ended June 30, 2024, compared to $260,070 for the six months ended June 30, 2023.

Operating Expenses

Stock based compensation for the six months ended June 30, 2024 was $0 compared to $1,582,072 for the six months ended June 30, 2023, for expense related to the issuance of warrants.

Professional fees for the six months ended June 30, 2024 and 2023, were $58,800 and $528,756, respectively, a decrease of $469,956 or 88.9%. Professional fees consist mainly of legal, audit and accounting fees. In the prior year we issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the six months ended June 30, 2024 and 2023, was $167,162 and $133,069, respectively, an increase of $34,093 or 25.6%. Payroll expense increased due to increase in the Chairman and CEO’s salary and adding an administrative assistant salary.

General and administrative (“G&A”) expenses for the six months ended June 30, 2024 and 2023, were $288,676 and $680,692, respectively, a decrease of $392,016. In the prior period we issued 894,113 shares of common stock for services for total non-cash expense of $447,057.

Other Expense

We incurred interest expense of $4,386 for the six months ended June 30, 2024, compared to $5,217 for the six months ended June 30, 2023.

Net Income (Loss)

We had net income of $415,087 for the six months ended June 30, 2024, compared to a net loss of $2,669,736 for the six months ended June 30, 2023. We had an increase from a net loss in the prior period to new income in the current period due to the reasons discussed above.

Liquidity and capital resources.

As of June 30, 2024, we had cash of approximately $123,000 and working capital of approximately $666,000.

During the six months ended June 30, 2024, we used $67,063 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net income of $415,087, adjusted for non-cash activity of $42,528 and (ii) an increase in draws against commissions and accounts receivable and decrease of accounts payable of $427,448 and $36,896, respectively. During the six months ended June 30, 2023, we used $323,742 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $2,669,736, adjusted for non-cash activity of $2,532,910 and (ii) an increase in draws against commissions and accounts receivable and decrease of accounts payable of $163,534 and $23,382, respectively.

We used no cash in investing activities for the six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, we received $90,000 of cash from related party loans, all of which was repaid. In the prior period we received $10,800 from a related party and $831 from a loan payable.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2024.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

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

Date: August 19, 2024

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

