Form 10-Q
period 2024-09-30
Mag Mile Capital, Inc.
filed 2024-11-14
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended September 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$15,630	$56,222
Accounts receivable	48,300	—
Draws against commissions	241,988	208,344
Prepaid stock compensation	185,000	185,000
Total Current Assets	490,918	449,566

Operating lease right of use asset	276,615	318,114
Property and equipment, net	—	15,971
Total other assets	276,615	334,085

Total Assets	$767,533	$783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$58,821	$74,318
Loan payable	10,638	10,638
Loan payable – related party	110,000	90,000
Operating lease liability – current portion	69,949	55,036
Total Current Liabilities	249,408	229,992
Long Term Liabilities:
Operating lease liability – net of current portion	297,423	297,529
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	436,785	436,891

Total Liabilities	686,193	666,883

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,723,896)	(2,688,468)
Total stockholders’ equity	81,340	116,768
Total Liabilities and Stockholders’ Equity	$767,533	$783,651

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$254,550	$376,800	$2,051,443	$1,491,111
Commission expense	(216,453)	(103,069)	(807,080)	(459,310)
Commission expense – related party	(250,594)	(35,750)	(522,749)	(533,750)

Gross margin	(212,497)	237,981	721,614	498,051

Operating expenses:
Stock based compensation	—	—	—	1,582,072
Professional fees	13,900	41,032	72,700	570,351
Payroll expense	77,120	132,556	244,282	280,717
General and administrative	144,804	144,657	433,480	815,137
Total operating expenses	235,824	318,245	750,462	3,248,277

Loss from operations	(448,321)	(80,264)	(28,848)	(2,750,226)

Other expense:
Interest expense	(2,194)	(3,655)	(6,580)	(8,872)
Total other expense	(2,194)	(3,655)	(6,580)	(8,872)

Net loss before income tax	(450,515)	(83,919)	(35,428)	(2,759,098)
Income tax	—	—	—	—

Net Loss	$(450,515)	$(83,919)	$(35,428)	$(2,759,098)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding, basic and diluted	100,055,935	99,818,544	100,055,935	70,442,017

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	1,000	—	—	2,804,236	(2,754,244)	50,992
Net income	—	—	—	—	—	480,863	480,863
Balances, June 30, 2024	100,055,935	1,000	—	—	2,804,236	(2,273,381)	531,855
Net loss	—	—	—	—	—	(450,515)	(450,515)
Balances, September 30, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,723,896)	$81,340

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	10,133,284	$101	—	$—	$388,569	$457,410	$846,080
Stock issued for services	1,788,227	18	—	—	894,096	—	894,114
Shares issued for reverse acquisition	87,424,424	874	—	—	(45,952)	—	(45,078)
Net loss	—	—	—	—	—	(1,187,507)	(1,187,507)
Balances, March 31, 2023	99,345,935	993	—	—	1,236,713	(730,097)	507,609
Stock issued for services	100,000	1	—	—	49,999	—	50,000
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(1,487,672)	(1,487,672)
Balances, June 30, 2023	99,445,935	994	—	—	2,868,784	(2,217,769)	652,009
Stock issued for services	610,000	6	—	—	304,994	—	305,000
Net loss	—	—	—	—	—	(83,919)	(83,919)
Balances, September 30, 2023	100,055,935	$1,000	—	$—	$3,173,778	$(2,301,688)	$873,090

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(35,428)	$(2,759,098)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	—	1,064,114
Warrant expense	—	1,582,072
Depreciation expense	15,971	19,425
Operating lease expense	56,306	2,010
Changes in Operating Assets and Liabilities:
Accounts receivable	(48,300)	(136,039)
Draws against commissions	(33,644)	—
Accounts payable and accruals	(15,497)	(7,588)
Net cash used by operating activities	(60,592)	(235,104)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from related parties	110,000	48,060
Repayment of related party loans	(90,000)	—
Distributions to controlling shareholder	—	(45,077)
Net cash provided by financing activities	20,000	2,983

Net change in cash	(40,592)	(232,121)
Cash, at beginning of period	56,222	374,091
Cash, at end of period	$15,630	$141,970

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$—	$373,489
Common stock issued for prepaid services	$—	$185,000

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2024 and 2023, the Company has 5,000,000 and 0 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

For the three months ended September 30, 2024, the Company recognized 73.2% of its revenue from one customer.

For the three months ended September 30, 2023, the Company recognized 28.1%, 19.7%, 17.3% and 17.3% of its revenue from its top four customers, respectively.

For the nine months ended September 30, 2024, the Company recognized 30.6%, 18.2% and 14.4% of its revenue from its top three customers, respectively.

For the nine months ended September 30, 2023, the Company recognized 14.2% and 111.3% of its revenue from its top two customers, respectively.

Cost of Revenue

Cost of revenues includes commission expense paid during the period.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. As of September 30, 2024, 100% of the accounts receivable is due form one customer.

Draws Against Commissions

Draws against commissions are payments made to originators, brokers or salespeople that are the procuring cause for bringing in a transaction for financing, in lieu of future commissions to be received. This acts as an unsecured working capital loan paid to the salespeople until the actual commission is earned and/or received.

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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the nine months ended September 30, 2024, we had a net loss of $35,428 and used $60,592 of cash in operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(175,333)
Total property and equipment, net	$—	$15,971

Depreciation expense for the nine months ended September 30, 2024, and 2023, was $15,971 and $19,425, respectively.

NOTE 6 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of September 30, 2024 and December 31, 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, the Company has a loan payable due to Mag Mile Capital LLC of $110,000 and $90,000, respectively.

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

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the three months ended September 30, 2024 and 2023, Mr. Shah earned commissions of $250,594 and $35,750, respectively. For the nine months ended September 30, 2024 and 2023, Mr. Shah earned commissions of $522,749 and $533,750, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

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

	Balance Sheet Classification	September 30, 2024
Asset
Operating lease asset	Right of use asset	$276,615
Total lease asset		$276,615

Liability
Operating lease liability – current portion	Current operating lease liability	$69,949
Operating lease liability – noncurrent portion	Long-term operating lease liability	297,423
Total lease liability		$367,372

Lease obligations at September 30, 2024 consisted of the following:

For the year ended December 31:
2024	$66,300
2025	83,850
2026	83,850
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(34,328)
Lease obligation, net	367,372
Less current portion	(69,949)
Lease obligation – long term	$297,423

Lease expense for the nine months ended September 30, 2024 was $55,749.

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	5,000,000	$0.50	1.25	$—
Issued	—	$—	—	—
Cancelled	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, September 30, 2024	5,000,000	$0.50	1.00	$—

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenue and Gross Profit

Our revenue from commission income for the three months ended September 30, 2024 and 2023, was $254,550 and $376,800, respectively, a decrease of $122,250 or 32.4%. Revenue in the current period decreased due to challenging market conditions leading up to the U.S. Presidential Elections and rapid rise in interest rates leading to a slower deal activity in the market.

Our commission expense for the three months ended September 30, 2024 and 2023, was $216,453 and $103,069, respectively, an increase of $113,069 or 110%. We saw an increase in commission expense due to the timing of revenue receipts for which the commissions were paid on. Additionally, $93,125 was commission paid on a transaction back to the client in form a revenue rebate.

Our commission expense – related party, for the three months ended September 30, 2024 and 2023, was $250,594 and $35,750 respectively, an increase of $214,844 or 601%. Related party commission expense increased due to the timing of revenue receipts for which the commissions were paid on. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a negative gross profit of $212,497 for the three months ended September 30, 2024, compared to a gross profit of $237,981 for the three months ended September 30, 2023.

Operating Expenses

Professional fees for the three months ended September 30, 2024 and 2023, were $13,900 and $41,032, respectively, a decrease of $27,132 or 66.1%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had decreases to both audit and legal expense of approximately $18,550 and $10,700, respectively. This is due to better management of the expenses and running efficient operations.

Payroll expense for the three months ended September 30, 2024 and 2023, was $77,120 and $132,556, respectively, a decrease of $55,436 or 41.8%. In the prior period we incurred a bonus expense that was not incurred in the current period.

General and administrative (“G&A”) expenses for the three months ended September 30, 2024 and 2023, were $144,804 and $144,657, respectively, an increase of only $147.

Other Expense

We incurred interest expense of $2,194 for the three months ended September 30, 2024, compared to $3,655 for the three months ended September 30, 2023.

Net Loss

We had a net loss of $450,514 for the three months ended September 30, 2024, compared to a net loss of $83,919 for the three months ended September 30, 2023. We had an increase in our net loss due to the reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenue and Gross Profit

Our revenue from commission income for the nine months ended September 30, 2024 and 2023, was $2,051,443 and $1,491,111, respectively, an increase of $560,332 or 37.6%. Revenue in the current period increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the nine months ended September 30, 2024 and 2023, was $807,080 and $459,310, respectively, an increase of $347,770 or 75.7%. We saw an increase in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the nine months ended September 30, 2024 and 2023, was $522,749 and $533,750 respectively, a decrease of $11,001 or 2.1%. Related party commission expense decreased due to a new commission agreement that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $721,614 for the nine months ended September 30, 2024, compared to $498,051 for the nine months ended September 30, 2023.

Operating Expenses

Stock based compensation for the nine months ended September 30, 2024 was $0 compared to $1,582,072 for the nine months ended September 30, 2023, for expense related to the issuance of warrants.

Professional fees for the nine months ended September 30, 2024 and 2023, were $72,700 and $570,351, respectively, a decrease of $497,651 or 87.3%. Professional fees consist mainly of legal, audit and accounting fees. In the prior year we issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Payroll expense for the nine months ended September 30, 2024 and 2023, was $244,282 and $280,717, respectively, a decrease of $36,435 or 13%. In the prior period we incurred a bonus expense that was not incurred in the current period.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2024 and 2023, were $433,480 and $815,137, respectively, a decrease of $381,657 or 46.8%. In the prior period we issued 894,113 shares of common stock for services for total non-cash expense of $447,057.

Other Expense

We incurred interest expense of $6,580 for the nine months ended September 30, 2024, compared to $8,872 for the nine months ended September 30, 2023.

Net Loss

We had a net loss of $35,428 for the nine months ended September 30, 2024, compared to a net loss of $2,759,098 for the nine months ended September 30, 2023. We had an increase from a net loss in the prior period to new income in the current period due to the reasons discussed above.

Liquidity and capital resources.

As of September 30, 2024, we had cash of approximately $15,600 and working capital of approximately $241,500.

During the nine months ended September 30, 2024, we used $60,592 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $35,428, adjusted for non-cash activity of $72,277 and (ii) an increase in draws against commissions and accounts receivable and decrease of accounts payable of $33,644 and $48,300, respectively. During the nine months ended September 30, 2023, we used $235,104 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $2,759,098, adjusted for non-cash activity of $2,667,621 and (ii) an increase of $136,039 in accounts receivable and decrease of accounts payable of $7,588.

We used no cash in investing activities for the nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, we received $110,000 of cash from related party loans, all of which $90,000 was repaid. In the prior period we received $48,060 from a related party and used $45,077 for shareholder distributions.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2024.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

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

Date: November 14, 2024

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

