Form 10-K
period 2024-12-31
Mag Mile Capital, Inc.
filed 2025-03-31
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $4,343,400 based on 1,921,511 non affiliate shares outstanding at $2.25 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2025, there were 100,055,935 shares of the issuer’s common stock outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTCQB Market under the symbol “MMCP”.

As of March 17, 2025, there were 681 holders of record of our common stock.

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon St., Portland, OR 97214.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2024.

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

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue and Gross Profit

Our revenue from commission income for the years ended December 31, 2024 and 2023, was $2,051,443 and $1,919,243, respectively, an increase of $132,200 or 6.9%. Revenue in the second half of the year increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the years ended December 31, 2024 and 2023, was $870,434 and $802,464, respectively, an increase of $67,970 or 8.5%. We saw an increase in commission expense due to deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the years ended December 31, 2024 and 2023, was $522,749 and $678,750, respectively, a decrease of $156,001 or 23%. Related party commission expense decreased due to a new commission agreement that lowered the percentage to 55% of all closed deals.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $658,260 for the year ended December 31, 2024, compared to $438,029 for the year ended December 31, 2023.

Operating Expenses

For the year ended December 31, 2023, we recognized $1,582,072 for the fair value of warrants issued. We had no similar expense in the current period.

Professional fees for the years ended December 31, 2024 and 2023, were $91,764 and $590,607, respectively, a decrease of $498,843 or 84.5%. Professional fees consist mainly of legal, audit and accounting fees. In the prior year we issued 894,113 shares of common stock to an attorney for total non-cash expense of $447,057.

Consulting expense for the years ended December 31, 2024 and 2023, were $30,450 and $459,806, respectively, a decrease of $429,356 or 93.4%. In the prior year we issued 894,113 shares of common stock to a consultant for total non-cash expense of $447,057.

Payroll expense for the years ended December 31, 2024 and 2023, was $281,911 and $360,341, respectively, a decrease of $78,430 or 21.8%. Our payroll expense decreased in the current year due to bonuses that were paid out in the prior year but not in the current.

General and administrative expenses for the years ended December 31, 2024 and 2023, were $528,709 and $549,628, respectively, a decrease of $20,919 or 3.8%, an immaterial change year over year.

Other Expense

We incurred interest expense of $8,772 for the year ended December 31, 2024, compared to $11,065 for the year ended December 31, 2023.

Net Loss

We had a net loss of $283,346 for the year ended December 31, 2024, compared to a net loss of $3,115,490 for the year ended December 31, 2023. The large net loss in the prior period is the result of the $1,582,072 of non-cash expense incurred for the issuance of warrants and other stock compensation expense.

Liquidity and capital resources.

As of December 31, 2024, we had cash of approximately $484 and a working capital deficit of approximately $60,000.

During the year ended December 31, 2024, we used $210,738 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $283,346, adjusted for non-cash activity of $73,744 and (ii) and a net change in operating assets and liabilities of ($1,136). In the prior period operating activities used $537,869 of cash.

We used no cash in investing activities for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, we received $245,000 of cash from related party loans and repaid $90,000 of those loans. In the prior period we received $50,000 of cash from related party loans and $170,000 from the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,971,814 at December 31, 2024, had a net loss of $283,346 and net cash used in operating activities of $210,738 for the year ended December 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

The Company does not currently have any accounting policies it considers critical accounting policies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAG MILE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mag Mile Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Mile Capital, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Allowance on Contractors’ Draws

Description of the Critical Audit Matter

We identified this as a critical audit matter due to the significant judgements and estimates made by management in evaluating the likelihood of collection, which are affected by various factors including changes in employment conditions, current economic conditions, and historical collection rates.

How the Critical Audit Matter was Addressed in the Audit

Our key audit procedures related to the valuation of allowance on contractors’ draws included the following, among others:

●	Performed substantive tests on a sample of contractor draws including subsequent receipts testing

●	Examination of correspondence with contractors about their outstanding balances to validate the existence and collectability of reported amounts.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

March 28, 2025

MAG MILE CAPITAL, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$484	$56,222
Draws against commissions	265,305	208,344
Prepaid stock compensation	185,000	185,000
Total Current Assets	450,789	449,566

Operating lease right of use asset	262,429	318,114
Property and equipment, net	—	15,971
Total other assets	262,429	334,085

Total Assets	$713,218	$783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$130,143	$74,318
Loan payable	10,638	10,638
Loan payable – related party	245,000	90,000
Operating lease liability – current portion	124,970	55,036
Total Current Liabilities	510,751	229,992
Long Term Liabilities:
Operating lease liability – net of current portion	229,683	297,529
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	369,045	436,891

Total Liabilities	879,796	666,883

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—

Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,971,814)	(2,688,468)
Total stockholders’ equity	(166,578)	116,768
Total Liabilities and Stockholders’ Equity	$713,218	$783,651

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$2,051,443	$1,919,243
Commission expense	(870,434)	(802,464)
Commission expense – related party	(522,749)	(678,750)

Gross margin	658,260	438,029

Operating expenses:
Stock based compensation	—	1,582,072
Professional fees	91,764	590,607
Consulting	30,450	459,806
Payroll expense	281,911	360,341
General and administrative	528,709	549,628
Total operating expenses	932,834	3,542,454

Loss from operations	(274,574)	(3,104,425)

Other expense:
Interest expense	(8,772)	(11,065)
Total other expense	(8,772)	(11,065)

Net loss before income tax	(283,346)	(3,115,490)
Income tax	—	—

Net Loss	$(283,346)	$(3,115,490)

Loss per share, basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding, basic and diluted	100,055,935	77,906,347

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	10,133,284	$101	—	$—	$426,500	$427,022	$853,623
Receivables – related party	—	—	—	—	(452,551)	—	(452,551)
Stock issued for services	2,158,227	22	—	—	1,079,092	—	1,079,114
Stock issued for cash	340,000	3	—	—	169,997	—	170,000
Shares issued for reverse acquisition	87,424,424	874	—	—	(874	—	—
Warrant expense	—	—	—	—	1,582,072	—	1,582,072
Net loss	—	—	—	—	—	(3,115,490)	(3,115,490)
Balances, December 31, 2023	100,055,935	1,000	—	—	2,804,236	(2,688,468)	116,768
Net loss	—	—	—	—	—	(283,346)	(283,346)
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(283,346)	$(3,115,490)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	—	894,114
Warrant expense	—	1,582,072
Depreciation expense	15,971	25,901
Operating lease expense	57,773	34,450
Changes in Operating Assets and Liabilities:
Accounts receivable	—	12,500
Related party receivable	—	30,000
Draws against commissions	(56,961)	(33,241)
Accounts payable and accruals	55,825	31,825
Net cash used by operating activities	(210,738)	(537,869)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from related parties	245,000	50,000
Repayment of related party loans	(90,000)	—
Common stock issued for cash	—	170,000
Net cash provided by financing activities	155,000	220,000

Net change in cash	(55,738)	(317,869)
Cash, at beginning of period	56,222	374,091
Cash, at end of period	$484	$56,222

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash financing activity:
Establish right of use of asset	$—	$373,489
Common stock issued for prepaid services	$—	$185,000

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On October 2, 2023, the Company elected to change its fiscal year end  from July 31 to December 31.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2024 and 2023.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of December 31, 2024 and 2023, the Company has 0  and 5,000,000 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The company generates revenues from brokering financing transactions, mainly senior debt on CRE transactions. Revenues are recognized when the transaction is finalized. For certain types of loans, mainly securitized CMBS loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. The Company recognizes revenue only when it is received

For the year ended December 31, 2024, the Company recognized 63.2% of its revenue from three customers.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the year ended December 31, 2024, we had a net loss of $283,346, used $210,738 of cash in operations  and had a working capital deficit of $59,962. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(175,333)
Total property and equipment, net	$—	$15,971

Depreciation expense for the years ended December 31, 2024, and 2023, was $15,971 and $25,901, respectively.

NOTE 6 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of December 31, 2024 and 2023, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2024 and 2023, the Company has a loan payable due to Mag Mile Capital LLC of $245,000 and $90,000, respectively.

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3% which we believe is a market rate for this space (Note 10).

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the years ended December 31, 2024 and 2023, Mr. Shah earned commissions of $522,749 and $678,750, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

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

	Balance Sheet Classification	December 31, 2024
Asset
Operating lease asset	Right of use asset	$262,429
Total lease asset		$262,429

Liability
Operating lease liability – current portion	Current operating lease liability	$124,970
Operating lease liability – noncurrent portion	Long-term operating lease liability	229,683
Total lease liability		$354,653

Lease obligation at December 31, 2024 consisted of the following:

For the year ended December 31:
2025	$167,368
2026	83,850
2027	83,850
2028	83,850
Total payments	418,918
Amount representing interest	(64,265)
Lease obligation, net	354,653
Less current portion	(124,970)
Lease obligation – long term	$229,683

Lease expense for the years ended December 31, 2024 and 2023 was $74,518 and $51,510, respectively.

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

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.75
Risk-free interest rate	3.84%
Expected volatility	132.96%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	—	—	—
Issued	5,000,000	$0.50	1.75
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	5,000,000	$0.50	1.25	$—
Issued	—	$—	—	—
Expired	(5,000,000)	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024	—	$—	—	$—

NOTE 12 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$(59,500)	$(654,000)
Less: valuation allowance	59,500	654,000
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$624,000	$565,000
Less: valuation allowance	(624,000)	(565,000)
Net deferred tax asset	$—	$—

At December 31, 2024, the Company had net operating loss carry forwards of approximately $624,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our business and affairs are managed by or under the direction of our Board of Directors. We are currently evaluating potential director nominees and executive officer appointments but currently have only the following person serving as a member of our Board of Directors and in the roles of the following officers:

Name	Age	Position(s)
Rushi Shah	39	President, Chief Executive Officer, CFO, Secretary and Director

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of the Company during the years ended December 31, 2024 and 2023; and (ii) each other individual that served as an executive officer of the Company at the conclusion of the years ended December 31, 2024 and 2023 and who received more than $100,000 in the form of salary and bonus during such year. For purposes of this report, these individuals are collectively the “named executive officers” of our Company.

On March 30, 2023, Henrik Rouf resigned as President and Chairman of the Board of Directors under the terms of the Reorganization Agreement and Rushi Shah was appointed as the sole member of the Board and to the positions of CEO, CFO and Secretary of the Company.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Rushi Shah,	2024	$250,000	-	-	-	-	-	-	$250,000
Chairman, President. Chief Executive Officer and Chief Financial and Accounting Officer	2023	$250,000	-	-	-	-	-	-	$250,000
Henrik Rouf,	2023	$-	-	-	-	-	-	-	$-
President

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 5, 2025, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers named in the Summary Compensation Table above;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1141 W. Randolph St., Chicago, IL. 60607, and our telephone number is (312) 642-0100. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this prospectus, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The beneficial ownership percentages set forth in the table below are based on approximately 100,055,935 shares of our common stock issued and outstanding as of March 17, 2025.

Name and Address of Beneficial Owner	Class of Securities	No. of Shares	% of Class

Rushi Shah(1)	Common	87,424,424	87%

All Officers and Directors as a Group (1 person)	Common	87,424,424	87%

(1)	Officer and/or director of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2024 and 2023, the Company has a loan payable due to Mag Mile Capital LLC of $245,000 and $90,000, respectively.

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3% which we believe is a market rate for this space (Note 10).

Per the terms of Mr. Shah’s employment agreement, he received between 50% and 75% of all revenue from commercial real estate mortgage financing for which he is the procuring cause, before the merger took place. For the years ended December 31, 2024 and 2023, Mr. Shah earned commissions of $522,749 and $678,750, respectively. Per the terms of the new employment contract dated March 31, 2023, Mr. Shah’s commission is limited to 55%, resulting in a decrease of commission expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2024 and 2023 for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$45,000	$45,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$45,000	$45,000

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Myson, Inc.	10-12G	000-56333	3.1	8/23/2021
3.2	Amended Certificate of Incorporation	S-1	333-274354	3.1	9/6/2023
3.3	Bylaws	10-12G	000-56333	3.2	8/23/2021
10.1	Mag Mile Capital 2023 Stock Incentive Plan	S-1	333-274354	10.3	9/6/2023
10.2	Employment Agreement dated March 30, 2023 between the Company and Rushi Shah	8-K	000-56333	10.1	3/31/2023
19.1	Insider Trading Policy					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

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

Date: March 31, 2025

MAG MILE CAPITAL, INC.

By:	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

