Form 10-Q
period 2025-03-31
Mag Mile Capital, Inc.
filed 2025-05-13
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended March 31, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$140,134	$484
Draws against commissions	259,319	265,305
Prepaids	17,640	—
Prepaid stock compensation	185,000	185,000
Total Current Assets	602,093	450,789

Operating lease right of use asset	248,041	262,429
Property and equipment, net	—	—
Total other assets	248,041	262,429

Total Assets	$850,134	$713,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$202,345	$130,143
Loan payable	10,638	10,638
Loan payable – related party	300,000	245,000
Operating lease liability – current portion	124,970	124,970
Total Current Liabilities	637,953	510,751
Long Term Liabilities:
Operating lease liability – net of current portion	229,683	229,683
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	369,045	369,045

Total Liabilities	1,006,998	879,796

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,962,100)	(2,971,814)
Total stockholders’ equity	(156,864)	(166,578)
Total Liabilities and Stockholders’ Equity	$850,134	$713,218

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$780,500	$532,593
Commission expense	(344,020)	(226,339)
Commission expense – related party	(180,400)	(106,165)

Gross margin	256,080	200,089

Operating expenses:
Professional fees	25,813	26,500
Consulting	—	10,450
Payroll expense	70,638	79,033
General and administrative	147,722	147,689
Total operating expenses	244,173	263,672

Income (loss) from operations	11,907	(63,583)

Other expense:
Interest expense	(2,193)	(2,193)
Total other expense	(2,193)	(2,193)

Net income (loss) before income tax	9,714	(65,776)
Income tax	—	—

Net Income (Loss)	$9,714	$(65,776)

Income (Loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	100,055,935	100,055,935

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	1,000	—	—	2,804,236	(2,962,100)	$(156,864)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,754,244)	$50,992

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$9,714	$(65,776)
Adjustments to reconcile net income (loss) to net cash provided (used) in Operating activities:
Depreciation expense	—	6,475
Operating lease expense	14,388	18,768
Changes in Operating Assets and Liabilities:
Prepaids	(17,640)	—
Draws against commissions	5,986	(16,319)
Accounts payable and accruals	72,202	(15,575)
Net cash provided (used) by operating activities	84,650	(72,427)

Cash Flows from Financing Activities:
Proceeds from related parties	55,000	25,000
Net cash provided by financing activities	55,000	25,000

Net change in cash	139,650	(47,427)
Cash, at beginning of period	484	56,222
Cash, at end of period	$140,134	$8,795

Supplemental Non-Cash Disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of March 31, 2025 and 2024, the Company has 0 and 5,000,000 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

For the three months ended March 31, 2025, the Company recognized 20.2% of its revenue from one customer and 18.9% from another customer.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the three months ended March 31, 2025, we had net income of $9,714, received $84,650 of cash from operations and had a working capital deficit of $35,860. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. We expect to use the exercise of warrants to meet our needs for growth for more than twelve months from the date of issuance of these unaudited financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(191,304)
Total property and equipment, net	$—	$—

Depreciation expense for the three months ended March 31, 2025, and 2024, was $0 and $6,475, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (the “Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of March 31, 2025 and December 31, 2024, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, the Company has a loan payable due to Loan-Park River Investment LLC (formerly Mag Mile Capital LLC) of $300,000 and $245,000, respectively.

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

The Company has an office lease dated January 1, 2024, with a month to month term for an additional 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC. The lease requires a monthly rental payment of approximately $1,900.

Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three months ended March 31, 2025 and 2024, Mr. Shah earned commissions of $180,400 and $106,165, respectively.

NOTE 7 – PREFERRED STOCK

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

NOTE 8 – OPERATING LEASE

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

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Asset
Operating lease asset	Right of use asset	$248,041	$262,429
Total lease asset		$248,041	$262,429

Liability
Operating lease liability – current portion	Current operating lease liability	$124,970	$124,970
Operating lease liability – noncurrent portion	Long-term operating lease liability	229,683	229,683
Total lease liability		$354,653	$354,653

Lease obligation at March 31, 2025 consisted of the following:

For the year ended December 31:
2025	$167,368
2026	83,850
2027	83,850
2028	83,850
Total payments	418,918
Amount representing interest	(64,265)
Lease obligation, net	354,653
Less current portion	(124,970)
Lease obligation – long term	$229,683

Lease expense for the three months ended March 31, 2025 and 2024 was $24,469 and $18,211, respectively.

NOTE 9 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the unaudited financial statements were issued and has determined that no material subsequent events exist.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue and Gross Profit

Our revenue from commission income for the three months ended March 31, 2025 and 2024, was $780,500 and $532,593, respectively, an increase of $247,907 or 46.5%. Revenue in the current period increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the three months ended March 31, 2025 and 2024, was $344,020 and $226,339, respectively, an increase of $117,681 or 52%. We saw an increase in commission expense due to the timing of revenue receipts for which the commissions were paid on.

Our commission expense – related party, for the three months ended March 31, 2025 and 2024, was $180,400 and $106,165 respectively, an increase of $74,235 or 69.9%. Related party commission expense increased due to the timing of revenue receipts for which the commissions were paid on. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $256,080 for the three months ended March 31, 2025, compared to a gross profit of $200,089 for the three months ended March 31, 2024.

Operating Expenses

Professional fees for the three months ended March 31, 2025 and 2024, were $25,813 and $26,500, respectively, a decrease of $687 or 2.6%. Professional fees consist mainly of legal, audit and accounting fees.

Payroll expense for the three months ended March 31, 2025 and 2024, was $70,638 and $79,033, respectively, a decrease of $8,395 or 10.6%.

General and administrative (“G&A”) expenses for the three months ended March 31, 2025 and 2024, were $147,722 and $147,689, respectively, an increase of only $33.

Other Expense

We incurred interest expense of $2,193 for the three months ended March 31, 2025 and 2024.

Net Loss

We had net income of $9,714 for the three months ended March 31, 2025, compared to a net loss of $65,776 for the three months ended March 31, 2024.

Liquidity and capital resources.

As of March 31, 2025, we had cash of approximately $140,134 and a working capital deficit of $35,860.

During the three months ended March 31, 2025, we received $84,650 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net income of $9,714, adjusted for non-cash activity of $14,388 and (ii) an increase in prepaids of $17,640, a decrease of draws against commissions of $5,986 and an increase of accounts payable and accruals of $72,202. During the three months ended March 31, 2024, we used $72,427 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $65,776, adjusted for non-cash activity of $25,243 and (ii) an increase in draws against commissions and decrease of accounts payable of $16,319 and $15,575, respectively.

During the three months ended March 31, 2025, we received $55,000 of cash from related party loans. In the prior period we received $25,000 from related party loans.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of March 31, 2025.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025:

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

Date: May 13, 2025

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

