Form 10-Q
period 2025-06-30
Mag Mile Capital, Inc.
filed 2025-08-14
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended June 30, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$343,390	$484
Draws against commissions	214,084	265,305
Prepaids	16,921	—
Prepaid stock compensation	138,750	185,000
Total Current Assets	713,145	450,789

Operating lease right of use asset	233,403	262,429
Property and equipment, net	—	—
Total other assets	233,403	262,429

Total Assets	$946,548	$713,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$364,343	$130,143
Loan payable	10,638	10,638
Loan payable – related party	300,000	245,000
Operating lease liability – current portion	131,868	124,970
Total Current Liabilities	806,849	510,751
Long Term Liabilities:
Operating lease liability – net of current portion	222,785	229,683
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	362,147	369,045

Total Liabilities	1,168,996	879,796

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000

Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(3,027,684)	(2,971,814)
Total stockholders’ equity	(222,448)	(166,578)
Total Liabilities and Stockholders’ Equity	$946,548	$713,218

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$706,875	$1,264,300	$1,487,375	$1,796,893
Commission expense	(364,301)	(364,288)	(708,321)	(590,627)
Commission expense – related party	(49,500)	(165,990)	(229,900)	(272,155)

Gross margin	293,074	734,022	549,154	934,111

Operating expenses:
Professional fees	24,066	32,300	49,879	58,800
Payroll expense	139,369	88,129	210,007	167,162
General and administrative	193,030	130,537	340,752	288,676
Total operating expenses	356,465	250,966	600,638	514,638

Income (loss) from operations	(63,391)	483,056	(51,484)	419,473

Other expense:
Interest expense	(2,193)	(2,193)	(4,386)	(4,386)
Total other expense	(2,193)	(2,193)	(4,386)	(4,386)

Net income (loss) before income tax	(65,584)	480,863	(55,870)	415,087
Income tax	—	—	—	—

Net Income (Loss)	$(65,584)	$480,863	$(55,870)	$415,087

Income (Loss) per share, basic	$(0.00)	$0.00	$(0.00)	$0.00
Income (Loss) per share, diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding, basic	100,055,935	100,055,935	100,055,935	100,055,935
Weighted average shares outstanding, diluted	105,055,935	105,055,935	105,055,935	105,055,935

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	1,000	—	—	2,804,236	(2,962,100)	(156,864)
Net loss	—	—	—	—	—	(65,584)	(65,584)
Balances, June 30, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,027,684)	$(222,448)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	1,000	—	—	2,804,236	(2,754,244)	50,992
Net income	—	—	—	—	—	480,863	480,863
Balances, June 30, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,273,381)	$531,855

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(55,870)	$415,087
Adjustments to reconcile net (loss) income to net cash provided by Operating activities:
Depreciation expense	—	12,950
Operating lease expense	29,026	29,578
Stock compensation	46,250	—
Changes in Operating Assets and Liabilities:
Accounts receivable	—	(372,500)
Prepaids	(16,921)	—
Draws against commissions	51,221	(54,948)
Accounts payable and accruals	234,200	36,896
Net cash provided by operating activities	287,906	67,063

Cash Flows from Financing Activities:
Proceeds from related parties	55,000	90,000
Repayment of related party loans	—	(90,000)
Net cash provided by financing activities	55,000	—

Net change in cash	342,906	67,063
Cash, at beginning of period	484	56,222
Cash, at end of period	$343,390	$123,285

Supplemental Non-Cash Disclosure:
Cash paid for interest	$4,386	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MAG MILE CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of June 30, 2025 and 2024, the Company has 0 and 5,000,000 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The company generates revenues from brokering financing transactions, mainly senior debt on CRE (Commercial Real Estate) transactions. Revenues are recognized when the transaction is finalized. For certain types of loans, mainly securitized CMBS (Commercial Mortgage-Backed Securities) loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds.

For the three months ended June 30, 2025, the Company recognized 62.7% of its revenue from three customers.

For the six months ended June 30, 2025, the Company recognized 18.5%, 10.7% and 10.6% of its revenue from its top three customers.

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

Draws Against Commissions

Draws against commissions are payments made to originators, brokers or salespeople that are the procuring cause for bringing in a transaction for financing, in lieu of future commissions to be received. This acts as an unsecured working capital loan paid to the salespeople until the actual commission is earned and/or received. As of June 30, 2025, management determined that an allowance for draws against commissions was not necessary.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2024-01 - Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, effective for public entities for annual periods beginning after December 15, 2024. This may impact whether profits interest or similar awards are within the scope of ASC 718 and thus could affect compensation expense accounting. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the six months ended June 30, 2025, we had a net loss of $55,870, received $287,906 of cash from operations and had a working capital deficit of $93,704. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(191,304)
Total property and equipment, net	$—	$—

Depreciation expense for the six months ended June 30, 2025, and 2024, was $0 and $12,950, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (the “Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of June 30, 2025 and December 31, 2024, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, the Company has a loan payable due to Loan-Park River Investment LLC (formerly Mag Mile Capital LLC) of $300,000 and $245,000, respectively.

The Company has an office lease dated January 1, 2023, with a term of five years for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062 with an annual rate adjustment of 3% which we believe is a market rate for this space (Note 8).

The Company has an office lease dated January 1, 2024, with a month to month term for an additional 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC. The lease requires a monthly rental payment of approximately $1,900.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three and six months ended June 30, 2025, Mr. Shah earned commissions of $49,500 and $229,900, respectively. For the three and six months ended June 30, 2024, Mr. Shah earned commissions of $165,990 and $272,155, respectively.

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

Of the authorized preferred stock 1,000,000 shares have been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and has 100,000 voting rights per share. As of June 30, 2025, no shares of the Series A are issued and outstanding.

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

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Asset
Operating lease asset	Right of use asset	$233,403	$262,429
Total lease asset		$233,403	$262,429

Liability
Operating lease liability – current portion	Current operating lease liability	$131,868	$124,970
Operating lease liability – noncurrent portion	Long-term operating lease liability	222,785	229,683
Total lease liability		$354,653	$354,653

Lease obligation at June 30, 2025 consisted of the following:

For the year ended December 31:
2025	$167,368
2026	83,850
2027	83,850
2028	83,850
Total payments	418,918
Amount representing interest	(64,265)
Lease obligation, net	354,653
Less current portion	(131,868)
Lease obligation – long term	$222,785

Lease expense for the six months ended June 30, 2025 and 2024 was $37,538 and $36,980, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Invest in sales and marketing

We intend to continue to attract new customers through an increase in the number of salespeople we engage by leveraging our public company stock to provide a more competitive compensation package than many of our private company competitors that can only offer cash incentives as well as to attract highly talented marketing personnel.

Pursue Strategic Acquisitions

We intend to explore potential high-quality acquisition opportunities using our public company status to offer attractive purchase prices and growth prospects to such targets.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenue and Gross Profit

Our revenue from commission income for the three months ended June 30, 2025 and 2024, was $706,875 and $1,264,300, respectively, a decrease of $557,425 or 44.1%. Revenue in the current period decreased due to several new large loans signed up to close by end of the summer through the Commercial Mortgage Backed Securities (“CMBS”). They will be realized in 3rd quarter.

Our commission expense for the three months ended June 30, 2025 and 2024, was $364,301 and $364,288, respectively, an increase of only $13. Although we had a decrease of commission revenue our commission expense stayed about the same due to increases in some of commission percentages for Originators to retain them. Revenue during this period was generated from higher commissioned Originators compared to the same period last year. We saw an increase in commission expense due to the timing of revenue receipts for which the commissions were paid on.

Our commission expense – related party, for the three months ended June 30, 2025 and 2024, was $49,500 and $165,990, respectively, a decrease of $116,490 or 70.2%. Related party commission expense decreased due to the fact that deals that were originated by the Chairman and CEO dropped from last year. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $293,074 for the three months ended June 30, 2025, compared to a gross profit of $734,022 for the three months ended June 30, 2024. This decreased happened due to the drop in revenue during the same period compared last year.

Operating Expenses

Professional fees for the three months ended June 30, 2025 and 2024, were $24,066 and $32,300, respectively, a decrease of $8,234 or 25.5%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a decrease of both accounting and audit fees.

Payroll expense for the three months ended June 30, 2025 and 2024, was $139,369 and $88,129, respectively, an increase of $51,240 or 58.1%. Payroll expense increased due to a bonus paid to the analyst and salary paid to the CEO, which was not paid during the same period last year.

General and administrative (“G&A”) expenses for the three months ended June 30, 2025 and 2024, were $193,030 and $130,537, respectively, an increase of $62,493 or 47.9%. In the current period we had an increase of travel and client relations expense. We also recognized $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period.

Other Expense

We incurred interest expense of $2,193 and $2,193 for the three months ended June 30, 2025 and 2024.

Net Loss

We had a net loss of $65,584 for the three months ended June 30, 2025, compared to net income of $480,863 for the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue and Gross Profit

Our revenue from commission income for the six months ended June 30, 2025 and 2024, was $1,487,375 and $1,796,893, respectively, a decrease of $309,518 or 17.2%. Revenue in the current period decreased due to sustained higher interest rates and lower deal activities.

Our commission expense for the six months ended June 30, 2025 and 2024, was $708,321 and $590,627, respectively, an increase of $117,694 or 19.9%. Although we had a decrease of commission revenue our commission expense increased due to deals being generated by originators with higher splits.

Our commission expense – related party, for the six months ended June 30, 2025 and 2024, was $229,900 and $272,155, respectively, a decrease of $42,255 or 15.5%. Related party commission expense decreased due less deals originated by the Chairman and CEO. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $549,154 for the six months ended June 30, 2025, compared to a gross profit of $934,111 for the six months ended June 30, 2024.

Operating Expenses

Professional fees for the six months ended June 30, 2025 and 2024, were $49,879 and $58,800, respectively, a decrease of $8,921 or 15.2%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a decrease of both accounting and audit fees.

Payroll expense for the six months ended June 30, 2025 and 2024, was $210,007 and $167,162, respectively, an increase of $42,845 or 25.6%. Payroll expense increased due to an increase in bonus for the analyst as well as increase in salary processed for the CEO compared to last year.

General and administrative (“G&A”) expenses for the six months ended June 30, 2025 and 2024, were $340,752 and $288,676, respectively, an increase of $52,076 or 18%. In the current period we recognized $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period.

Other Expense

We incurred interest expense of $4,386 and $4,386 for the six months ended June 30, 2025 and 2024.

Net Loss

We had a net loss of $55,870 for the six months ended June 30, 2025, compared to net income of $415,087 for the six months ended June 30, 2024.

Liquidity and capital resources

As of June 30, 2025, we had cash of approximately $343,400 and a working capital deficit of $93,704.

During the six months ended June 30, 2025, we received $287,906 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net loss of $55,870, adjusted for non-cash activity of $75,276 and (ii) an increase in prepaids of $16,921, a decrease of draws against commissions of $51,221 and an increase of accounts payable and accruals of $234,200. During the six months ended June 30, 2024, we used $67,063 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net income of $415,087, adjusted for non-cash activity of $42,528 and (ii) an increase in draws against commissions and accounts receivable and an increase of accounts payable of $427,448 and $36,896, respectively.

During the six months ended June 30, 2025, we received $55,000 of cash from related party loans. In the prior period we received $90,000 from related party loans all of which was repaid.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2025.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: August 14, 2025

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

