Form 10-Q
period 2025-09-30
Mag Mile Capital, Inc.
filed 2025-11-13
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the Period ended September 30, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$58,677	$484
Draws against commissions	220,768	265,305
Prepaids	8,138	—
Prepaid stock compensation	92,500	185,000
Total Current Assets	380,083	450,789

Operating lease right of use asset	218,421	262,429
Property and equipment, net	—	—
Total Other Assets	218,421	262,429

Total Assets	$598,504	$713,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$203,363	$130,143
Loan payable	10,638	10,638
Loan payable – related party	560,000	245,000
Operating lease liability – current portion	174,292	124,970
Total Current Liabilities	948,293	510,751
Long Term Liabilities:
Operating lease liability – net of current portion	180,361	229,683
Loan payable, net of current portion	139,362	139,362
Long Term Liabilities	319,723	369,045

Total Liabilities	1,268,016	879,796

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized	—	—
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(3,474,748)	(2,971,814)
Total Stockholders’ Equity	(669,512)	(166,578)
Total Liabilities and Stockholders’ Equity	$598,504	$713,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$324,600	$254,550	$1,811,975	$2,051,443
Commission expense	(187,924)	(216,453)	(896,245)	(807,080)
Commission expense – related party	—	(250,594)	(229,900)	(522,749)

Gross margin	136,676	(212,497)	685,830	721,614

Operating expenses:
Professional fees	24,265	13,900	74,144	72,700
Payroll expense	84,225	77,120	294,232	244,282
General and administrative	473,057	144,804	813,809	433,480
Total operating expenses	581,547	235,824	1,182,185	750,462

Loss from operations	(444,871)	(448,321)	(496,355)	(28,848)

Other expense:
Interest expense	(2,193)	(2,194)	(6,579)	(6,580)
Total other expense	(2,193)	(2,194)	(6,579)	(6,580)

Net loss before income tax	(447,064)	(450,515)	(502,934)	(35,428)
Income tax	—	—	—	—

Net Loss	$(447,064)	$(450,515)	$(502,934)	$(35,428)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	100,055,935	100,055,935	100,055,935	100,055,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	1,000	—	—	2,804,236	(2,962,100)	(156,864)
Net loss	—	—	—	—	—	(65,584)	(65,584)
Balances, June 30, 2025	100,055,935	1,000	—	—	2,804,236	(3,027,684)	(222,448)
Net loss	—	—	—	—	—	(447,064)	(447,064)
Balances, September 30, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,474,748)	$(669,512)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(65,776)	(65,776)
Balances, March 31, 2024	100,055,935	1,000	—	—	2,804,236	(2,754,244)	50,992
Net income	—	—	—	—	—	480,863	480,863
Balances, June 30, 2024	100,055,935	1,000	—	—	2,804,236	(2,273,381)	531,855
Net loss	—	—	—	—	—	(450,515)	(450,515)
Balances, September 30, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,723,896)	$81,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(502,934)	$(35,428)
Adjustments to reconcile net (loss) income to net cash provided by Operating activities:
Depreciation expense	—	15,971
Operating lease expense	44,008	56,306
Stock compensation	92,500	—
Changes in Operating Assets and Liabilities:
Accounts receivable	—	(48,300)
Prepaids	(8,138)	—
Draws against commissions	44,537	(33,644)
Accounts payable and accruals	73,220	(15,497)
Net cash used by operating activities	(256,807)	(60,592)

Cash Flows from Financing Activities:
Proceeds from related parties	315,000	110,000
Repayment of related party loans	—	(90,000)
Net cash provided by financing activities	315,000	20,000

Net change in cash	58,193	(40,592)
Cash, at beginning of period	484	56,222
Cash, at end of period	$58,677	$15,630

Supplemental Non-Cash Disclosure:
Cash paid for interest	$6,579	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2025 and 2024, the Company has 0 and 5,000,000 potentially dilutive shares of common stock from warrants, respectively. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

For the three months ended September 30, 2025, the Company recognized 36%, 23.7%, 16.9% and 16% of its revenue from its top four customers, respectively.

For the nine months ended September 30, 2025, the Company recognized 15% of its revenue from its top one customer.

For the three months ended September 30, 2024, the Company recognized 73.2% of its revenue from one customer.

For the nine months ended September 30, 2024, the Company recognized 28.1%, 19.7%, 17.3% and 17.3% of its revenue from its top four customers, respectively.

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

Draws Against Commissions

Draws against commissions are payments made to originators, brokers or salespeople that are the procuring cause for bringing in a transaction for financing, in lieu of future commissions to be received. This acts as an unsecured working capital loan paid to the salespeople until the actual commission is earned and/or received. As of September 30, 2025, management determined that an allowance for draws against commissions was not necessary.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025 05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides for the measurement of expected credit losses on current accounts receivable and contract assets arising from contracts with customers under Topic 606. It offers a practical expedient for all entities to assume that current conditions as of the balance sheet date will continue for the remaining life of the asset. The ASU helps to simplify credit-loss modelling for short-term receivables/contract assets, reducing complexity and forecasting burden. The effective date is for annual periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended December 31, 2025. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the nine months ended September 30, 2025, we had a net loss of $502,934, used $256,807 of cash in operations and had a working capital deficit of $568,210. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(191,304)
Total property and equipment, net	$—	$—

Depreciation expense for the nine months ended September 30, 2025, and 2024, was $0 and $15,971, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (the “Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of September 30, 2025 and December 31, 2024, all payments to date have been applied to interest and the balance remains at $150,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, the Company has a loan payable due to Loan-Park River Investment LLC (formerly Mag Mile Capital LLC) of $360,000 and $245,000, respectively.

On July 24, 2025, Mr. Shah made a $200,000 working capital loan to the Company. The loan is non-interest bearing and due on demand. The loan was repaid in November 2025.

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

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three and nine months ended September 30, 2025, Mr. Shah earned commissions of $0 and $229,900, respectively. For the three and nine months ended September 30, 2024, Mr. Shah earned commissions of $250,594 and $522,749, respectively.

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

Of the authorized preferred stock 1,000,000 shares have been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and has 100,000 voting rights per share. As of September 30, 2025, no shares of the Series A are issued and outstanding.

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

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Asset
Operating lease asset	Right of use asset	$218,421	$262,429
Total lease asset		$218,421	$262,429

Liability
Operating lease liability – current portion	Current operating lease liability	$174,292	$124,970
Operating lease liability – noncurrent portion	Long-term operating lease liability	180,361	229,683
Total lease liability		$354,653	$354,653

Lease obligation at September 30, 2025 consisted of the following:

For the year ended December 31:
2025	$128,586
2026	83,850
2027	83,850
2028	83,850
Total payments	380,136
Amount representing interest	(25,483)
Lease obligation, net	354,653
Less current portion	(174,292)
Lease obligation – long term	$180,361

Lease expense for the nine months ended September 30, 2025 and 2024 was $56,397 and $55,749, respectively.

In order to manage the Company’s cash flows the Company has not made any lease payments since fiscal year 2024. The Company intends to resume making lease payments when there are funds available to do so. The lease liability continues to be amortized over the lease term despite the lack of payments. Any reduction in the lease liability is being allocated to a separate accrual account for the purpose of repaying Mr. Shah in the future.

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

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the unaudited financial statements were issued and has determined that the following material subsequent events exist.

Subsequent to September 30, 2025, the $200,000 loan from Mr. Shah (Note 6) was repaid in full.

On October 24th, 2025, the Company closed a $59 million refinance transaction and a $14.5 million transaction with the HKB Hotels Group resulting in gross revenue of $1.045 million. This deal was consummated at the marketing event in Lisbon in early August. The COO of HKB Hotels and Managing Director of Barclays were present at the event.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue and Gross Profit

Our revenue from commission income for the three months ended September 30, 2025 and 2024, was $324,600 and $254,550, respectively, an increase of $70,050 or 27.5%. Revenue in the current period increase due to several new large loans signed up to close by end of the summer through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the three months ended September 30, 2025 and 2024, was $187,924 and $216,453, respectively, a decrease of $28,529 or 13.2%. We saw a decrease in commission expense due to the timing of revenue receipts for which the commissions were paid on.

Our commission expense – related party, for the three months ended September 30, 2025 and 2024, was $0 and $250,594, respectively. Related party commission expense decreased due to the fact that deals that were originated by the Chairman and CEO dropped from last year. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $136,676 for the three months ended September 30, 2025, compared to a gross margin of ($212,497) for the three months ended September 30, 2024. This increase happened due to the increase in revenue and decrease in commission expense.

Operating Expenses

Professional fees for the three months ended September 30, 2025 and 2024, were $24,265 and $13,900, respectively, an increase of $10,365 or 74.6%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had an increase of both accounting and audit fees.

Payroll expense for the three months ended September 30, 2025 and 2024, was $84,225 and $77,120, respectively, an increase of $7,105 or 9.2%. Payroll expense increased due to a bonus paid to the analyst and salary paid to the CEO, which was not paid during the same period last year.

General and administrative (“G&A”) expenses for the three months ended September 30, 2025 and 2024, were $473,057 and $144,804, respectively, an increase of $328,253 or 226.7%. In the current period we had an increase of travel expense of approximately $11,000 and marketing expenses of $270,000. We also recognized $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period. In August 2025, we had an extraordinary marketing expense where we hosted a party in Lisbon, Portugal attended by the Chairman and CEO's friends, family, clients, vendors, employees, and existing and prospective shareholders. The Company hired Osiris Events as a DMC - Destination Management Company. They were the event management company that planned the entire event. The event was used as a marketing and activation tactic for some of our largest clients. This event helped the Company close a large transaction in October 2025 with a client and a capital source that were present at the party in Lisbon. The rationale behind this expense was to celebrate Mag Mile Capital's success and its clients, shareholders, employees, and capital sources' trust in the CEO - Rushi Shah for many years.

Other Expense

We incurred interest expense of $2,193 and $2,194 for the three months ended September 30, 2025 and 2024.

Net Loss

We had a net loss of $447,064 for the three months ended September 30, 2025, compared to $450,515 for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue and Gross Profit

Our revenue from commission income for the nine months ended September 30, 2025 and 2024, was $1,811,975 and $2,051,443, respectively, a decrease of $239,468 or 11.7%. Revenue in the current period decreased due to sustained higher interest rates and lower deal activities.

Our commission expense for the nine months ended September 30, 2025 and 2024, was $896,245 and $807,080, respectively, an increase of $89,165 or 11%. Although we had a decrease of commission revenue our commission expense increased due to deals being generated by originators with higher splits.

Our commission expense – related party, for the nine months ended September 30, 2025 and 2024, was $229,900 and $522,749, respectively, a decrease of $292,849 or 56%. Related party commission expense decreased due less deals originated by the Chairman and CEO. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main revenue metric as it is net of commissions paid. We had a gross profit of $685,830 for the nine months ended September 30, 2025, compared to a gross profit of $721,614 for the nine months ended September 30, 2024, a 5% decrease. This decrease in gross profit is attributed to the decrease in revenue.

Operating Expenses

Professional fees for the nine months ended September 30, 2025 and 2024, were $74,144 and $72,700, respectively, an increase of $1,444 or 2%. Professional fees consist mainly of legal, audit and accounting fees.

Payroll expense for the nine months ended September 30, 2025 and 2024, was $294,232 and $244,282, respectively, an increase of $49,950 or 20.4%. Payroll expense increased due to an increase in bonus for the analyst as well as increase in salary processed for the CEO compared to last year.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2025 and 2024, were $813,809 and $433,480, respectively, an increase of $380,329 or 87.8%. In the current period we had an increase of travel expense of approximately $12,000 and marketing expenses of $296,000. We also recognized $92,500 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period. In August 2025, we had an extraordinary marketing expense where we hosted a party in Lisbon, Portugal attended by the Chairman and CEO's friends, family, clients, vendors, employees, and existing and prospective shareholders. The Company hired Osiris Events as a DMC - Destination Management Company. They were the event management company that planned the entire event. The event was used as a marketing and activation tactic for some of our largest clients. This event helped the Company close a large transaction in October 2025 with a client and a capital source that were present at the party in Lisbon. The rationale behind this expense was to celebrate Mag Mile Capital's success and its clients, shareholders, employees, and capital sources' trust in the CEO - Rushi Shah for many years.

Other Expense

We incurred interest expense of $6,579 and $6,580 for the nine months ended September 30, 2025 and 2024.

Net Loss

We had a net loss of $502,934 for the nine months ended September 30, 2025, compared to $35,428 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of approximately $58,700 and a working capital deficit of $568,210.

During the nine months ended September 30, 2025, we used $256,807 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net loss of $502,934, adjusted for non-cash activity of $136,508 and (ii) an increase in prepaids of $8,138, a decrease of draws against commissions of $44,537 and an increase of accounts payable and accruals of $73,220. During the nine months ended September 30, 2024, we used $60,592 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $35,428, adjusted for non-cash activity of $72,277 and (ii) an increase in draws against commissions and accounts receivable of $33,644 and $48,300, respectively and a decrease of accounts payable of $15,497.

During the nine months ended September 30, 2025, we received $315,000 of cash from related party loans. In the prior period we received $110,000 from related party loans, $90,000 of which was repaid.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2025.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

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

Date: November 13, 2025

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

