Form 10-K
period 2025-12-31
Mag Mile Capital, Inc.
filed 2026-04-14
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Common Stock, $0.00001 par value
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $595,668 based on 1,921,511 non-affiliate shares outstanding at $0.31 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 14, 2026, there were 100,055,935 shares of the issuer’s common stock outstanding.

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

Mag Mile Capital leverages its access to diverse sources of capital, including family offices, hedge funds, private equity firms, investment banks, life insurance companies, money center and regional commercial banks, mortgage and equity REITs and sovereign wealth funds. Mag Mile Capital also utilizes historic tax credits and federal and state new markets tax credits to originate creative financing alternatives for its diverse customer base. Those customers are franchisees of among the most high profile hotel brands such as Hilton, Hyatt, Marriott, Four Seasons and Wyndham.

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

Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders owned approximately 88% of our issued and outstanding shares of common stock or 87,424,424 of the 100,055,935 shares of the issued and outstanding shares of our common stock. In accordance with the terms of the Reorganization Agreement, the designee of the Company, GK Partners ApS, received a warrant to purchase an aggregate of 5,000,000 shares of our common stock at an exercise price of $0.50 per warrant share with an exercise period through December 31, 2024. These warrants have since expired.

On April 12, 2023, the Oklahoma Secretary of State accepted the filing of our Certificate of Merger merging Mag Mile Capital, Inc. with and into the Company.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this annual report, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non- convertible debt over a three-year-period.

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

Our principal executive office is located at 1141 W. Randolph St., Suite 200, Chicago, IL. 60607, and our telephone number is (312) 642-0100. Our internet website is www.magmilecapital.com, The information on, or that can be accessed through, our website is not part of this annual report, and you should not rely on any such information in making the decision whether to purchase our common stock.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable. As a smaller reporting company, the Company is not subject to the disclosure requirements of this Item.

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors since we do not currently have an Audit Committee, we have implemented and maintained a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We utilize well-known cloud-based technologies and service providers such as GoDaddy, Microsoft Office, and DropBox enterprise to provide protection against cybersecurity threats. We have a special email encryption from GoDaddy that protects against cyberthreats.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirements, and system monitoring.

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

ITEM 2. PROPERTIES

Our headquarters are located in Chicago Illinois, where we have an office lease dated January 1, 2023, with a term of three years, with a one-time renewal option for an additional three years, for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah. The option to renew was exercised, extending the lease termination date to December 31, 2028.

On January 1, 2025, we entered into a commercial lease agreement, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space, for use as office/lounge space.

We have additional offices in Ann Arbor, Michigan, Dallas, Texas, Houston, Texas, Orlando, Florida, New York, New York and Westport, Connecticut, where we currently utilize shared office space with a monthly lease term.

We believe the foregoing are sufficient to meet our needs for the foreseeable future and that any additional space we may require in any of these metropolitan areas will be available on commercially reasonable terms.

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

As of April 14, 2026, there were 678 holders of record of our common stock.

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon St., Portland, OR 97214.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2025.

Plan	Number of Securities to be issued upon exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity Compensation Plans (1)	—	$—	20,000,000

(1) In July 2023, our Board of Directors and a majority of our shareholders approved a 2023 Stock Incentive Plan and authorized the issuance of up to 20,000,000 shares under this plan. This is our only equity compensation plan.

Recent Issuances of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue and Gross Margin

Our revenue from commission income for the years ended December 31, 2025 and 2024, was $4,062,250 and $2,051,443, respectively, an increase of $2,010,807 or 98%. On October 24, 2025, the Company closed a $59 million refinance transaction and a $14.5 million transaction with the HKB Hotels Group resulting in gross revenue of $1.045 million. This deal was consummated at the marketing event in Lisbon in early August. The COO of HKB Hotels and Managing Director of Barclays were present at the event. In addition, revenue has increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”).

Our commission expense for the years ended December 31, 2025 and 2024, was $1,639,923 and $870,434, respectively, an increase of $769,489 or 88.4%. We saw an increase in commission expenses due to the increase in revenue and for deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the years ended December 31, 2025 and 2024, was $1,039,088 and $522,749, respectively, an increase of $516,339 or 98.8%. Related party commission expense increased due to more deals originated by the Chairman and CEO. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross margin is our main revenue metric as it is net of commissions paid. We had a gross margin of $1,383,239 for the year ended December 31, 2025, compared to $658,260 for the year ended December 31, 2024, an increase of $724,979 or 110.1%. The increase in our gross margin is due in part to reconfigured commissions by slightly reducing overrides. Furthermore, when the Company closes deals for more profitable originators, it generates higher gross margin compared to lower-profit originators. Overall, the percentage increase in revenue was approximately 10% higher than the increase to commission expense (third party).

Operating Expenses

Professional fees for the years ended December 31, 2025 and 2024, were $72,914 and $91,764, respectively, a decrease of $18,850 or 20.5%. Professional fees consist mainly of legal, audit and accounting fees. The decrease in the current year is the result of a decrease in accounting fees of $8,750 and a decrease in legal fees of $10,028.

Consulting expense for the years ended December 31, 2025 and 2024, was $138,750 and $30,450, respectively, an increase of $108,300 or 355.7%. In the current year we recognized $138,750 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period.

Payroll expense for the years ended December 31, 2025 and 2024, was $406,948 and $281,911, respectively, an increase of $125,037 or 44.4%. Payroll expense increased due to a bonus paid to the analyst and an increase of the amount of salary paid to the CEO. Salary paid to the CEO is often dependent upon the availability of funds.

General and administrative expenses for the years ended December 31, 2025 and 2024, were $879,610 and $528,709, respectively, an increase of $350,901 or 66.4%. In the current period we had an increase of travel expense of approximately $50,000 and marketing expenses of $293,000. In August 2025, we had an extraordinary marketing expense where we hosted a party in Lisbon, Portugal attended by the Chairman, clients, vendors, employees, and existing and prospective shareholders. The Company hired Osiris Events as a DMC - Destination Management Company. They were the event management company that planned the entire event. The event was used as a marketing and activation tactic for some of our largest clients. This event helped the Company close a large transaction in October 2025 with a client and a capital source that were present at the party in Lisbon. The rationale behind this expense was to celebrate Mag Mile Capital’s success and its clients, shareholders, employees, and capital sources’ trust in the CEO - Rushi Shah for many years.

Other Expense

We incurred interest expense of $8,772 for the year ended December 31, 2025, compared to $8,772 for the year ended December 31, 2024.

Net Loss

We had a net loss of $123,755 for the year ended December 31, 2025, compared to a net loss of $283,346 for the year ended December 31, 2024. The decrease to our net loss of $159,591 is mainly due to the increase of our gross margin.

Liquidity and Capital Resources.

As of December 31, 2025, we had cash of $513,777 and a working capital deficit of $144,294.

During the year ended December 31, 2025, $513,293 of cash was provided by operating activities. Our cash flows provided by operating activities is primarily a result of (i) our net loss of $123,755, adjusted for non-cash activity of $149,157 and (ii) and a net change in operating assets and liabilities of $487,891.

During the year ended December 31, 2024, we used $55,738 of cash in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of $283,346, adjusted for non-cash activity of $73,744 and (ii) and a net change in operating assets and liabilities of $153,864.

We used no cash in investing activities for the years ended December 31, 2025 and 2024.

We used no cash, nor were provided with any cash from financing activities for the years ended December 31, 2025 and 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,095,569 at December 31, 2025, had a net loss of $123,755 and received net cash from operating activities of $513,293 for the year ended December 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. We consider draws against commissions to be our most significant accounting estimate. This estimate involves significant judgment, and actual results may differ materially.

●	Draws against commissions, advances are provided to employees based on expected commissions and are repaid from future commission earnings. Occasionally advances are not recouped due to employees’ low sales and/or no longer being employed by the Company

Refer to Note 2 of our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting policies and recently adopting and issued accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAG MILE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mag Mile Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mag Mile Capital, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring operating losses and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Allowance on Contractors’ Draws (Note 2 to the Financial Statements)

Description of the Critical Audit Matter

We identified this as a critical audit matter due to the significant judgments and estimates made by management in evaluating the likelihood of collection. This matter involved significant auditor effort and the application of extensive audit procedures to test management’s judgments and estimates, which are affected by various factors including changes in employment conditions, current economic conditions, and historical collection rates.

How the Critical Audit Matter was Addressed in the Audit

Our key audit procedures related to the valuation of allowance on contractors’ draws included the following, among others:

●	Performed substantive procedures on a representative sample of contractor draw receivables, sent confirmations, tested subsequent cash collections, and reviewed reports concerning subsequent deals reflecting collections along with underlying commission agreements.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

April 14, 2026

MAG MILE CAPITAL, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$513,777	$484
Draws against commissions	144,544	265,305
Prepaid expenses	41,210	—
Prepaid stock compensation	46,250	185,000
Total Current Assets	745,781	450,789

Operating lease right of use asset	203,272	262,429
Property and equipment, net	—	—
Total Other Assets	203,272	262,429

Total Assets	$949,053	$713,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$349,970	$112,841
Accounts payable and accruals – related party	133,513	17,302
Loan payable	8,772	8,772
Loan payable – related party	300,000	245,000
Operating lease liability – current portion	97,820	124,970
Total Current Liabilities	890,075	508,885
Long Term Liabilities:
Operating lease liability – net of current portion	208,083	229,683
Loan payable, net of current portion	141,228	141,228
Long Term Liabilities	349,311	370,911

Total Liabilities	1,239,386	879,796

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(3,095,569)	(2,971,814)
Total Stockholders’ Equity	(290,333)	(166,578)
Total Liabilities and Stockholders’ Equity	$949,053	$713,218

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue	$4,062,250	$2,051,443
Commission expense	(1,639,923)	(870,434)
Commission expense – related party	(1,039,088)	(522,749)

Gross margin	1,383,239	658,260

Operating expenses:
Professional fees	72,914	91,764
Consulting	138,750	30,450
Payroll expense	406,948	281,911
General and administrative	879,610	528,709
Total operating expenses	1,498,222	932,834

Loss from operations	(114,983)	(274,574)

Other expense:
Interest expense	(8,772)	(8,772)
Total other expense	(8,772)	(8,772)

Net loss before income tax	(123,755)	(283,346)
Income tax	—	—

Net Loss	$(123,755)	$(283,346)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	100,055,935	100,055,935

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	100,055,935	$1,000	—	$—	$2,804,236	$(2,688,468)	$116,768
Net loss	—	—	—	—	—	(283,346)	(283,346)
Balances, December 31, 2024	100,055,935	1,000	—	—	2,804,236	(2,971,814)	(166,578)
Net loss	—	—	—	—	—	(123,755)	(123,755)
Balances, December 31, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,095,569)	$(290,333)

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(123,755)	$(283,346)
Adjustments to reconcile net loss to net cash provided (used) by Operating activities:
Depreciation expense	—	15,971
Operating lease expense	10,407	57,773
Stock compensation	138,750	—
Changes in Operating Assets and Liabilities:
Prepaids	(41,210)	—
Draws against commissions	120,761	(56,961)
Accounts payable and accruals	237,129	38,523
Accounts payable and accruals – related party	116,211	17,302
Proceeds from related parties	185,000	245,000
Repayment of related party advances	(130,000)	(90,000)
Net cash provided (used) by operating activities	513,293	(55,738)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net change in cash	513,293	(55,738)
Cash, at beginning of year	484	56,222
Cash, at end of year	$513,777	$484

Supplemental Non-Cash Disclosure:
Cash paid for interest	$8,772	$8,772
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

MAG MILE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2025 and 2024.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of December 31, 2025 and 2024, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The company generates revenues from brokering financing transactions, mainly senior debt on Commercial Real Estate (CRE) transactions. Success fee revenue is recognized and received on the same day when a deal closes. Securitization revenue is received and recognized after a short delay after a deal closes. In most cases, securitization revenue is received 30 to 45 days after closing of the transaction. The Company does not recognize this revenue until received. For certain types of loans, mainly securitized Commercial Mortgage-Backed Securities loans (CMBS) loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. For the years ended December 31, 2025, we recognized $1,861,250 and $2,201,000 of securitization and success fees, respectively.

For the year ended December 31, 2025, the Company recognized 43.4% of its revenue from two customers.

For the year ended December 31, 2024, the Company recognized 63.2% of its revenue from three customers.

Cost of Revenue

Cost of revenue includes commission expense paid during the period.

Accounts Receivable and Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a number of factors, including customer-specific information, historical collection experience, the aging of receivables, and current and expected economic conditions. When the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the receivable to the amount expected to be collected.

The Company accounts for credit losses in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments — Credit Losses, which requires the use of the Current Expected Credit Loss (“CECL”) model. Under this model, the Company estimates lifetime expected credit losses upon initial recognition of financial assets measured at amortized cost, including accounts receivable, and updates those estimates at each reporting period.

The allowance for credit losses is determined using a combination of historical loss rates, aging analysis, customer-specific risk characteristics, and forward-looking information, including macroeconomic factors such as industry conditions and economic trends. Financial assets with similar risk characteristics are evaluated collectively.

The allowance represents management’s best estimate of the amount of receivables that will not be collected over the contractual life of the asset. The carrying value of accounts receivable, net of the allowance for credit losses, reflects the amount the Company expects to collect. Changes in the allowance are recorded in the statements of operations as credit loss expense.

The adoption of ASC Topic 326 did not have a material impact on the Company’s financial statements.

Draws Against Commissions

Draws against commissions are payments made to originators, brokers or salespeople that are the procuring cause for bringing in a transaction for financing, in lieu of future commissions to be received. This acts as an unsecured working capital loan paid to the salespeople until the actual commission is earned and/or received. Draws against commissions are non-interest bearing.

The Company evaluates the collectability of these receivables on an individual basis when specific risk factors are identified. In estimating the need for an allowance for credit losses, the Company considers a combination of historical loss experience, the aging of outstanding balances, the extent to which draws are expected to be repaid through future earned commissions, current economic conditions, and reasonable and supportable forecasts.

Given that draws are typically recovered through commissions earned on originated transactions, the Company also evaluates the underlying pipeline of transactions, historical conversion rates of such transactions into funded deals, and the ongoing relationship with the applicable salesperson. Where repayment is no longer probable, such as when a salesperson is no longer affiliated with the Company or when expected future commissions are insufficient to cover outstanding draws, the Company records a specific reserve or writes off the balance when deemed uncollectible.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, including additional disaggregation of rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual financial statements for the year ended December 31, 2025, and for interim periods within the year of adoption. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides for the measurement of expected credit losses on current accounts receivable and contract assets arising from contracts with customers under Topic 606. It offers a practical expedient for all entities to assume that current conditions as of the balance sheet date will continue for the remaining life of the asset. The ASU helps to simplify credit-loss modelling for short-term receivables/contract assets, reducing complexity and forecasting burden. The effective date is for annual periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. For the year ended December 31, 2025, we had a net loss of $123,755 and received $513,293 of cash in operations and had a working capital deficit of $144,294. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Leasehold Improvement	$32,125	$32,125
Computer	11,770	11,770
Equipment	147,409	147,409
Total	191,304	191,304
Less: accumulated depreciation and amortization	(191,304)	(191,304)
Total property and equipment, net	$—	$—

Depreciation expense for the years ended December 31, 2025, and 2024, was $0 and $15,971, respectively.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of December 31, 2025 and 2024, all payments to date have been applied to interest and the balance remains at $150,000.

The Collateral in which this security interest is granted includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, the Company has a loan payable due to Park River Investment LLC (formerly Mag Mile Capital LLC) of $300,000 and $245,000, respectively. Loans to the Company are used to pay operating expenses.

On July 24, 2025, Mr. Shah made a $200,000 working capital loan to the Company. The loan is non-interest bearing and due on demand. The loan was repaid in November 2025.

The Company has an office lease dated January 1, 2023, with a term of three years, with a one-time renewal option for an additional three years, for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062. Base Rent shall increase by $1,462.50 per year beginning the first anniversary (Note 8). The option to renew was exercised, extending the lease termination date to December 31, 2028.

On January 1, 2025, we entered into a commercial lease agreement, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space for use as office/lounge space. The lease requires a monthly rental payment of approximately $1,900. No payments have yet to be made, as the Company is managing its cash flow. As of December 31, 2025, the Company has accrued $22,800 for payments due, which was reduced by a $2,438 draw receivable for $20,362 due as of December 31, 2025. The Company has elected the short-term lease exemption under ASC 842-20-25-2.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the years ended December 31, 2025 and 2024, Mr. Shah earned commissions of $1,039,088 and $522,749, respectively. As of December 31, 2025, there is $79,750, due for commission expense. The amount is disclosed as accounts payable – related party on the balance sheet.

NOTE 7 – EQUITY

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

As of December 31, 2025 and 2024, there are no shares of preferred stock issued.

Common Stock

The Company has 480,000,000 shares of common stock authorized, with a par value of $0.00001. As of December 31, 2025 and 2024, there are 100,055,935 and 100,055,935 shares of common stock issued and outstanding, respectively.

NOTE 8 – OPERATING LEASE

The Company has an office lease dated January 1, 2023, with a term of three years, with a one-time renewal option for an additional three years, for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607 with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062. Base Rent shall increase by $1,462.50 per year beginning the first anniversary. The Company used a discount rate of 6%, based on the Company’s estimated incremental borrowing rate. The option to renew was exercised, extending the lease termination date to December 31, 2028.

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Asset
Operating lease asset	Right of use asset	$203,272	$262,429
Total lease asset		$203,272	$262,429

Liability
Operating lease liability – current portion	Current operating lease liability	$97,820	$124,970
Operating lease liability – noncurrent portion	Long-term operating lease liability	208,083	229,683
Total lease liability		$305,903	$354,653

Lease obligation at December 31, 2025 consisted of the following:

For the year ended December 31:
2026	$234,000
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(95,797)
Lease obligation, net	305,903
Less current portion	(97,820)
Lease obligation – long term	$208,083

Lease expense for the years ended December 31, 2025 and 2024 was $75,256 and $74,518, respectively.

In order to manage the Company’s cash flows the Company has paid only $48,750 since fiscal year 2024. The Company intends to resume making lease payments when there are funds available to do so. The lease liability continues to be amortized over the lease term despite the lack of payments. Any reduction in the lease liability is being allocated to a separate accrual account for the purpose of repaying Mr. Shah in the future.

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

NOTE 10 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2025	2024
Federal income tax benefit attributable to:
Current Operations (rounded)	$(26,000)	$(59,500)
Less: valuation allowance (rounded)	26,000	59,500
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover (rounded)	$650,000	$624,000
Less: valuation allowance (rounded)	(650,000)	(624,000)
Net deferred tax asset	$—	$—

At December 31, 2025, the Company had net operating loss carry forwards of approximately $650,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The tax computations are as follows:

	December 31, 2025	December 31, 2024
Net losses before taxes	$(123,755)	$(283,346)
Adjustments to arrive at taxable loss:
Permanent differences:	138,750	—
Temporary differences:	—	—
Taxable gain (loss)	$14,995	$(283,346)

Federal income tax benefit	$(26,000)	$(59,500)
NOL carried forward prior year (tax return)	$(624,500)	$(565,000)
NOL carried forward at period end	$(650,500)	$(624,500)

Deferred Tax Asset - Federal Rate (21%)	$136,605	$131,145
Deferred Tax Asset - State Rate (9.5%) (1)	$61,798	$59,328
Deferred Tax Asset - State Rate (7.5%) (2)	48,787	46,837
Total Deferred Tax Asset	$247,190	$237,310

Valuation Allowance	$(247,190)	$(237,310)
Deferred tax per books	$—	$—

(1)	Illinois corporate tax rate, 7% business income tax, 2.5% personal property replacement tax for C corporations.
(2)	Connecticut corporate tax rate.

	2025		2024
Expected tax liability (benefit):	$(25,989)	(21)%	$(59,503)	(21)%
Permanent differences	$29,138	23.5%	$—
Change in valuation allowance	$(3,149)	(2.5)%	$59,503	21%
Income tax benefit	$—	0.0%	$—	0.0%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our business and affairs are managed by or under the direction of our Board of Directors. We are currently evaluating potential director nominees and executive officer appointments but currently have only the following person serving as a member of our Board of Directors and in the roles of the following officers:

Name	Age	Position(s)
Rushi Shah	40	President, Chief Executive Officer, CFO, Secretary and Director

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

Mr. Shah received a Bachelor of Science in Accounting and Finance from the University of Illinois at Chicago where he graduated with honors and a Master of Business Administration from the University of Chicago Booth School of Business. He was also awarded a fellowship in the Riordan Fellows Program at the Anderson School of Management at UCLA.

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

We believe Mr. Shah is qualified to serve on the Company’s Board in light of his extensive experience in real estate financing and having served for over six years as Mag Mile Capital’s Chief Executive Officer.

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

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which was filed with our Form 10-K for the year ended December 31, 2024, filed on March 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of the Company during the years ended December 31, 2025 and 2024; and (ii) each other individual that served as an executive officer of the Company at the conclusion of the years ended December 31, 2025 and 2024 and who received more than $100,000 in the form of salary and bonus during such year. For purposes of this report, these individuals are collectively the “named executive officers” of our Company.

Name and Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Rushi Shah,	2025	$216,923	$-	$-	$-	$-	$-	$1,039,088	$1,256,011
Chairman, President, Chief Executive Officer and Chief Financial and Accounting Officer	2024	$143,289	$-	$-	$-	$-	$-	$522,749	$666,038

(1) Amounts reflect salary paid during the year.

(2) Amounts are for related party commission. Commission is paid to Park River Investments, LLC, a company owned by Mr. Rushi, for commissions for the earning of revenue.

Employment and Advisory Agreements

We entered into an employment agreement with Rushi Shah, our President, CEO, CFO and Secretary. Under the terms of his employment agreement, Mr. Shah’s annual base salary is $250,000 in addition to 55% of all fees paid to Mag Mile Capital for those transactions directly attributable to his efforts. Mr. Shah is eligible for bonuses in cash and/or stock as mutually agreed to by Mr. Shah and the Board, restricted stock and stock option awards at the discretion of the Board and to participate in the Company’s health and welfare benefit plans maintained for the benefit of Company employees. Mr. Shah’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Under the terms of Mr. Shah’s employment agreement, in the event of a termination for good reason by Mr. Shah, he will receive 12 months of his current base salary to be paid over a period of six months and an acceleration of vesting for all unvested stock or stock option grants.

The foregoing descriptions of the employment agreement with Mr. Shah is a summary only and is qualified in their entirety by the full text of the employment agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 14, 2026, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers named in the Summary Compensation Table above;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 1141 W. Randolph St., Chicago, IL. 60607, and our telephone number is (312) 642-0100. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this report, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The beneficial ownership percentages set forth in the table below are based on approximately 100,055,935 shares of our common stock issued and outstanding as of April 14, 2026.

Name and Address of Beneficial Owner	Class of Securities	No. of Shares	% of Class

Rushi Shah(1)	Common	87,424,424	87%

All Officers and Directors as a Group (1 person)	Common	87,424,424	87%

(1)	Officer and/or director of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2025 and 2024, the Company has a loan payable due to Park River Investment LLC (formerly Mag Mile Capital LLC) of $300,000 and $245,000, respectively.

On July 24, 2025, Mr. Shah made a $200,000 working capital loan to the Company. The loan is non-interest bearing and due on demand. The loan was repaid in November 2025.

The Company has an office lease dated January 1, 2023, with a term of three years, with a one-time renewal option for an additional three years, for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062. Base Rent shall increase by $1,462.50 per year beginning the first anniversary (Note 8).

On January 1, 2025, we entered into a commercial lease agreement, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space for use as office/lounge space. The lease requires a monthly rental payment of approximately $1,900. No payments have yet to be made, as the Company is managing its cash flow. As of December 31, 2025, the Company has accrued $22,800 for payments due, which was reduced by a $2,438 draw receivable for $20,362 due as of December 31, 2025. The Company has elected the short-term lease exemption under ASC 842-20-25-2.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the years ended December 31, 2025 and 2024, Mr. Shah earned commissions of $1,039,088 and $522,749, respectively. As of December 31, 2025, there is $79,750, due for commission expense. The amount is disclosed as accounts payable – related party on the balance sheet.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2025 and 2024 for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$44,940	$45,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$44,940	$45,000

Our board of directors pre-approves all services provided by our independent auditors.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Myson, Inc.	10-12G	000-56333	3.1	8/23/2021
3.2	Amended Certificate of Incorporation	S-1	333-274354	3.1	9/6/2023
3.3	Bylaws	10-12G	000-56333	3.2	8/23/2021
10.1	Mag Mile Capital 2023 Stock Incentive Plan	S-1	333-274354	10.3	9/6/2023
10.2	Employment Agreement dated March 30, 2023 between the Company and Rushi Shah	8-K	000-56333	10.1	3/31/2023
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2024, filed March 31, 2025)	10-K	000-56333	19.1	3/31/2025
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

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

Date: April 14, 2026

MAG MILE CAPITAL, INC.

By:	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

