Form 10-Q
period 2026-03-31
Mag Mile Capital, Inc.
filed 2026-05-14
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from

Commission File Number 000-56333

MAG MILE CAPITAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware	87-1614433
(State or other Jurisdiction of Incorporation or Organization	I.R.S. Employer- Identification No.)

1141 W. Randolph Street, Suite 200, Chicago, IL 60607

(Address of Principal Executive Offices and zip code)

(312) 642-0100

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	MMCP	OTC Link

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 14, 2026, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the period ended March 31, 2026

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$644,116	$513,777
Draws against commissions	104,403	144,544
Prepaid expenses	40,251	41,210
Prepaid stock compensation	—	46,250
Total Current Assets	788,770	745,781

Operating lease right of use asset	187,860	203,272
Property and equipment, net	—	—
Total Other Assets	187,860	203,272

Total Assets	$976,630	$949,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accruals	$66,966	$349,970
Accounts payable and accruals – related party	142,661	133,513
Loan payable	8,772	8,772
Loan payable – related party	300,000	300,000
Operating lease liability – current portion	101,268	97,820
Total Current Liabilities	619,667	890,075
Long Term Liabilities:
Operating lease liability – net of current portion	204,635	208,083
Loan payable, net of current portion	141,228	141,228
Total Long Term Liabilities	345,863	349,311

Total Liabilities	965,530	1,239,386

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,794,136)	(3,095,569)
Total Stockholders’ Equity	11,100	(290,333)
Total Liabilities and Stockholders’ Equity	$976,630	$949,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$2,382,375	$780,500
Commission expense	(583,419)	(344,020)
Commission expense – related party	(1,100,663)	(180,400)

Gross profit	698,293	256,080

Operating expenses:
Professional fees	15,000	25,813
Consulting	136,250	—
Payroll expense	65,123	70,638
General and administrative	178,294	147,722
Total operating expenses	394,667	244,173

Income from operations	303,626	11,907

Other expense:
Interest expense	(2,193)	(2,193)
Total other expense	(2,193)	(2,193)

Net income before income tax	301,433	9,714
Income tax	—	—

Net income	$301,433	$9,714

Income per share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	100,055,935	100,055,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,095,569)	$(290,333)
Net income	—	—	—	—	—	301,433	301,433
Balances, March 31, 2026	100,055,935	$1,000	—	$—	$2,804,236	$(2,794,136)	$11,100

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	$1,000	—	$—	2,804,236	$(2,962,100)	$(156,864)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$301,433	$9,714
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	15,412	14,388
Stock compensation	46,250	—
Changes in Operating Assets and Liabilities:
Prepaids	959	(17,640)
Draws against commissions	40,141	5,986
Accounts payable and accruals	(283,004)	72,202
Accounts payable and accruals – related party	9,148	—
Proceeds from related parties	—	55,000
Net cash provided by operating activities	130,339	139,650

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net change in cash	130,339	139,650
Cash, at beginning of period	513,777	484
Cash, at end of period	$644,116	$140,134

Cash paid for:
Cash paid for interest	$2,193	$2,193
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Mag Mile Capital, Inc. (“Mag Mile”, or the “Company”) was originally incorporated on July 8, 2021, as an Oklahoma corporation. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On March 30, 2023, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson, Inc. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the titles of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders now own 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

The Merger was accounted for as a reverse recapitalization. Mag Mile Capital was deemed the accounting predecessor of the Merger and became the successor registrant for SEC purposes, meaning that Mag Mile Capital’s financial statements for previous periods are reflected in the Company’s periodic reports filed with the SEC for periods following the merger.

On May 15, 2023, the Company filed with the Oklahoma Secretary of State an amendment to the Certificate of Incorporation to change the Company’s name to Mag Mile Capital, Inc., that became effective on June 16, 2023. On September 5, 2023, the name change to Mag Mile Capital, Inc. and symbol change to MMCP became effective on OTC Markets.

On July 9, 2025, FINRA completed its review of Mag Mile Capital’s corporate action to change its domicile from Oklahoma to Delaware.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.

Basic and Diluted Earnings Per Share

Net income per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of March 31, 2026 and 2025, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generates revenues from brokering financing transactions, mainly senior debt on Commercial Real Estate (CRE) transactions. Success fee revenue is recognized when the related transaction closes, which is generally the same day the cash is received. Securitization revenue is received and recognized after a short delay after a deal closes. In most cases, securitization revenue is received 30 to 45 days after closing of the transaction. The Company does not recognize this revenue until earned. For certain types of loans, mainly securitized Commercial Mortgage-Backed Securities loans (CMBS) loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. For the three months ended March 31, 2026, we recognized $1,193,000 and $1,189,375 of securitization and success fees, respectively. For the three months ended March 31, 2025, we recognized $130,000 and $ 650,500 of securitization and success fees, respectively.

For the three months ended March 31, 2026, the Company recognized 50.1% and 21.0% of its revenue from two customers. We have no contracts with either Barclays or SB Norcross LLC. This is the nature of this business. The Company relies on large transactions to generate significant revenue. Revenues fluctuate from one month to another, which is a normal course of this business. The revenues depend on the deal flow. On our vendor/lender front, our deal sources change based on who is active at a certain time. This is determined by which lender wants more business and which lender can price deal more competitively. It also depends on each lender’s credit appetite at any given point of time. They tend to change from one quarter to another. In absence of Barclays, we can easily pivot and find another lender, who is Barclays’ competitor to do business with.

For the three months ended March 31, 2025, the Company recognized 20.2% of its revenue from one customer and 18.9% from another customer.

Cost of Revenue

Cost of revenue includes commission expense incurred during the period.

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

Given that draws are typically recovered through commissions earned on originated transactions, the Company also evaluates the underlying pipeline of transactions, historical conversion rates of such transactions into funded deals, and the ongoing relationship with the applicable salesperson. Where repayment is no longer probable, such as when a salesperson is no longer affiliated with the Company or when expected future commissions are insufficient to cover outstanding draws, the Company records a specific reserve or writes off the balance when deemed uncollectible. As of March 31, 2026 and December 31, 2025, the Company did not have a reserve against its draw balances, as all applicable salespersons remained actively affiliated with the Company and the anticipated pipeline of commissions was deemed sufficient to recover outstanding amounts.

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

For the three months ended March 31, 2026, the Company reported net income of $301,433, generated cash from operations of $130,339, and had working capital of $169,103. Although the Company has achieved positive results during the current period, it has only recently begun generating net income and still may rely on related parties for financing. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company’s ability to continue as a going concern is dependent upon its ability to continue to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of leasehold improvements, office and other equipment. All property and equipment were fully depreciated in 2024.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business Administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of March 31, 2026 and December 31, 2025, all payments to date have been applied to interest and the balance remains at $150,000.

The Collateral in which this security interest is granted includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes, (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, the Company has a loan payable due to Park River Investments LLC (formerly Mag Mile Capital LLC) of $300,000 and $300,000, respectively. The loan is non-interest bearing and due on demand. Loans to the Company are used to pay operating expenses.

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

On January 1, 2025, we entered into a commercial lease agreement, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space for use as office/lounge space. The lease requires a monthly rental payment of approximately $1,900. No payments have been made, as the Company is managing its cash flow. As of March 31, 2026, the Company has accrued $28,500 for payments due, which was reduced by a $2,437 draw receivable for $26,063 due as of March 31, 2026. As of December 31, 2025, the Company has accrued $22,800 for payments due, which was reduced by a $2,438 draw receivable for $20,362 due as of December 31, 2025. The Company has elected the short-term lease exemption under ASC 842-20-25-2.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three months ended March 31, 2026 and 2025, Mr. Shah earned commissions of $1,100,663 and $180,400, respectively. As of March 31, 2026 and December 31, 2025, there is $79,750 and $79,750, due for commission expense, respectively. The amount is disclosed as accounts payable – related party on the balance sheet.

A summary of Accounts Payable and Accruals – Related Party is as follows:

	March 31, 2026	December 31, 2025
Deferred lease liability	$36,848	$33,400
Basement lease accrual	26,063	20,363
Commissions payable	79,750	79,750
Total	$142,661	$133,513

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $0.00001. The Preferred Stock authorized by the Certificate of Incorporation may be issued in one or more series. The Board of Directors of the Company is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Of the authorized preferred stock 1,000,000 shares have been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and has 100,000 voting rights per share.

As of March 31, 2026 and December 31, 2025, there are no shares of preferred stock issued.

Common Stock

The Company has 480,000,000 shares of common stock authorized, with a par value of $0.00001. As of March 31, 2026 and December 31, 2025, there are 100,055,935 and 100,055,935 shares of common stock issued and outstanding, respectively.

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

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Asset
Operating lease asset	Right of use asset	$187,860	$203,272
Total lease asset		$187,860	$203,272

Liability
Operating lease liability – current portion	Current operating lease liability	$101,268	$97,820
Operating lease liability – noncurrent portion	Long-term operating lease liability	204,635	208,083
Total lease liability		$305,903	$305,903

Lease obligation at March 31, 2026 consisted of the following:

For the year ended December 31:
2026	$234,000
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(95,797)
Lease obligation, net	305,903
Less current portion	(101,268)
Lease obligation – long term	$204,635

Operating lease expense for the three months ended March 31, 2026 and 2025 was $18,859 and $24,469, respectively.

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

NOTE 9 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 10 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740. For interim reporting purposes, income tax expense is recognized using an estimated annual effective tax rate applied to year-to-date ordinary income, together with the tax effects of discrete items recognized in the period.

For the three months ended March 31, 2026, the Company recorded no income tax expense or benefit. The Company generated pre-tax income of approximately $301,433 during the period; however, it continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

As of March 31, 2026, the Company’s deferred tax assets continue to consist primarily of net operating loss carryforwards. There have been no material changes to the components of deferred tax assets, valuation allowance, or related estimates from those disclosed in the Company’s audited financial statements as of December 31, 2025.

The Company’s effective tax rate for the three months ended March 31, 2026 differs from the combined statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets, partially offset by permanent differences related to stock-based compensation.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

	2026	2025
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	17.0%	17.0%
Combined statutory rate	38.0%	38.0%
Permanent differences (stock-based compensation)	5.8%	-
Change in valuation allowance	(43.8%)	(38.0%)
Effective income tax rate	0.0%	0.0%

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

General Overview

The Company was originally incorporated on July 8, 2021, as an Oklahoma corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Prior to the March 30, 2023, reorganization discussed below, the Company was formed for the purpose of effecting a business combination. Following the reorganization, the Company operates as a commercial real estate mortgage banking firm.

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

On March 30, 2023, the Company, entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the titles of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders now own 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

The Merger was accounted for as a reverse recapitalization. Mag Mile Capital was deemed the accounting predecessor of the Merger and is the successor registrant for SEC purposes, meaning that Mag Mile Capital’s financial statements for previous periods are reflected in the Company’s periodic reports filed with the SEC for periods following the merger.

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

Pursue Strategic Acquisitions

We intend to explore potential high-quality acquisition opportunities, subject to availability of capital and market conditions, using our public company status to offer attractive purchase prices and growth prospects to such targets.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue and Gross Profit

Our revenue from commission income for the three months ended March 31, 2026 and 2025, was $2,382,375 and $780,500, respectively, an increase of $1,601,875 or 205.2%. During Q1, the Company closed a $79.5 million refinance transaction with the HKB Hotels Group resulting in gross revenue of $1,390,000. This deal was also consummated at the marketing event in Lisbon in early August 2025 subsequently after the 3 deals closed in Q4 2025. The COO of HKB Hotels and Managing Director of Barclays were present at the event. In addition, revenue has increased due to several new large loans originated through the Commercial Mortgage Backed Securities (“CMBS”). The CMBS market has been very active in Q1.

Our commission expense for the three months ended March 31, 2026 and 2025, was $583,419 and $344,020, respectively, an increase of $239,399 or 69.6%. We saw an increase in commission expenses due to the increase in revenue and for deals closed by loan originators with beneficial commission structures.

Our commission expense – related party, for the three months ended March 31, 2026 and 2025, was $1,100,663 and $180,400, respectively. Related party commission expense increased due to more deals originated by the Chairman and CEO. Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause for the revenue.

Gross Profit is our main profitability metric as it is net of commissions paid. We had a gross profit of $698,293 for the three months ended March 31, 2026, compared to a gross profit of $256,080 for the three months ended March 31, 2025. The increase in our gross profit is due in part to reconfigured commissions by slightly reducing overrides. Furthermore, when the Company closes deals for more profitable originators, it generates higher gross profit compared to lower-profit originators.

Operating Expenses

Professional fees for the three months ended March 31, 2026 and 2025, were $15,000 and $25,813, respectively, a decrease of $10,813 or 41.9%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a $15,000 and $6,500 decrease in audit and accounting fees, respectively, (due to timing of billings) offset by an increase of legal fees.

Consulting expense for the three months ended March 31, 2026 and 2025, was $136,250 and $0, respectively, an increase of $136,250. In the current year we recognized $90,000 for IR consulting and $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period.

Payroll expense for the three months ended March 31, 2026 and 2025, was $65,123 and $70,638, respectively, a decrease of only $5,515 or 7.8%.

General and administrative expenses for the three months ended March 31, 2026 and 2025, were $178,294 and $147,722, respectively, an increase of $30,572 or 20.7%. In the current period we had an increase of travel expense of approximately $7,800, $10,000 for OTC fees and office expense of $6,000.

Other Expense

We incurred interest expense of $2,193 and $2,193 for the three months ended March 31, 2026 and 2025. We incur interest expense for our Small Business Administration loan (Note 5).

Net Income

We had a net income of $301,433 for the three months ended March 31, 2026, compared to $9,714 for the three months ended March 31, 2025. The increase to our net income was the result of a $442,213 increase in our gross profit, with only a $150,495 increase in operating expenses, for a net increase to operating income of $291,719.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of approximately $644,000 and working capital of $169,103.

During the three months ended March 31, 2026, we generated $130,339 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net income of $301,433, adjusted for non-cash activity of $61,662 and (ii) a decrease in prepaids of $959, a decrease of draws against commissions of $40,141, a decrease of accounts payable and accruals of $283,004 and an increase of accounts payable and accruals, related party, of $9,148.

During the three months ended March 31, 2025, we generated $139,650 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net income of $9,714, adjusted for non-cash activity of $14,388 and (ii) an increase in prepaids of $17,640, a decrease of draws against commissions of $5,986, an increase of accounts payable and accruals of $72,202 and an increase for proceeds from related parties of $55,000.

During the three months ended March 31, 2026 and 2025, we had no investing activities.

During the three months ended March 31, 2026 and 2025, we had no financing activities.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation of Mag Mile Capital, Inc.
3.2*	Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware)
3.3*	Certificate of Correction to Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware)
3.4*	Bylaws
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mag Mile Capital, Inc.

Date: May 14, 2026

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

