Form 10-Q
period 2026-06-30
Mag Mile Capital, Inc.
filed 2026-08-14
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(312) 642-0100

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	MMCP	OTCQB

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

As of August 14, 2026, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the period ended June 30, 2026

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$612,760	$513,777
Draws against commissions, net	54,998	144,544
Prepaid expenses	35,001	41,210
Prepaid stock compensation	—	46,250
Total Current Assets	702,759	745,781

Operating lease right of use asset	172,183	203,272
Property and equipment, net	—	—
Total Other Assets	172,183	203,272

Total Assets	$874,942	$949,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accruals	$150,847	$349,970
Accounts payable and accruals – related party	120,350	133,513
Loan payable	8,772	8,772
Loan payable – related party	300,000	300,000
Operating lease liability – current portion	180,341	97,820
Total Current Liabilities	760,310	890,075
Long Term Liabilities:
Operating lease liability – net of current portion	125,562	208,083
Loan payable, net of current portion	141,228	141,228
Total Long Term Liabilities	266,790	349,311

Total Liabilities	1,027,100	1,239,386

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,957,394)	(3,095,569)
Total Stockholders’ Equity (Deficit)	(152,158)	(290,333)
Total Liabilities and Stockholders’ Equity (Deficit)	$874,942	$949,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$879,050	$706,875	$3,261,425	$1,487,375
Commission expense	(343,612)	(364,301)	(927,031)	(708,321)
Commission expense – related party	(305,500)	(49,500)	(1,406,163)	(229,900)

Gross profit	229,938	293,074	928,231	549,154

Operating expenses:
Professional fees	27,980	24,066	42,980	49,879
Consulting	—	—	136,250	—
Payroll expense	102,943	139,369	168,066	210,007
General and administrative	219,689	193,030	397,983	340,752
Bad debt expense	40,391	—	40,391	—
Total operating expenses	391,003	356,465	785,670	600,638

Income (loss) from operations	(161,065)	(63,391)	142,561	(51,484)

Other expense:
Interest expense	(2,193)	(2,193)	(4,386)	(4,386)
Total other expense	(2,193)	(2,193)	(4,386)	(4,386)

Net income (loss) before income tax	(163,258)	(65,584)	138,175	(55,870)
Income tax	—	—	—	—

Net Income (Loss)	$(163,258)	$(65,584)	$138,175	$(55,870)

Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding, basic	100,055,935	100,055,935	100,055,935	100,055,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,095,569)	$(290,333)
Net income	—	—	—	—	—	301,433	301,433
Balances, March 31, 2026	100,055,935	1,000	—	—	2,804,236	(2,794,136)	11,100
Net loss	—	—	—	—	—	(163,258)	(163,258)
Balances, June 30, 2026	100,055,935	$1,000	—	$—	$2,804,236	$(2,957,394)	$(152,158)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	1,000	—	—	2,804,236	(2,962,100)	(156,864)
Net loss	—	—	—	—	—	(65,584)	(65,584)
Balances, June 30, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,027,684)	$(222,448)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$138,175	$(55,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	31,089	29,026
Stock compensation	46,250	46,250
Provision for credit losses	40,391	—
Changes in Operating Assets and Liabilities:
Prepaids	6,209	(16,921)
Draws against commissions	49,155	51,221
Accounts payable and accruals	(199,123)	234,200
Accounts payable and accruals – related party	(13,163)	—
Proceeds from related parties	—	55,000
Net cash provided by operating activities	98,983	342,906

Net change in cash	98,983	342,906
Cash, at beginning of period	513,777	484
Cash, at end of period	$612,760	$343,390

Cash paid for:
Cash paid for interest	$4,386	$4,386
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.

Basic and Diluted Earnings Per Share

Net income per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of June 30, 2026 and 2025, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generates revenues from brokering financing transactions, mainly senior debt on Commercial Real Estate (CRE) transactions. Success fee revenue is recognized when the related transaction closes, which is generally the same day the cash is received. Securitization revenue is received and recognized after a short delay after a deal closes. In most cases, securitization revenue is received 30 to 45 days after closing of the transaction. The Company does not recognize this revenue until earned. For certain types of loans, mainly securitized Commercial Mortgage-Backed Securities loans (CMBS) loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. For the three and six months ended June 30, 2026, we recognized $235,000 and $1,428,000 of securitization fees, respectively. For the three and six months ended June 30, 2026, we recognized $644,051 and $1,833,425 of success fees, respectively. For the three and six months ended June 30, 2025, we recognized $284,000 and $689,000 of securitization fees, respectively. For the three and six months ended June 30, 2025, we recognized $422,875 and $798,375 of success fees, respectively.

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

For the three months ended June 30, 2026, the Company recognized 26.7% of its revenue from one customer and 26.7% from another customer.

For the six months ended June 30, 2026, the Company recognized 44%, 16%,16% and 7% of revenue from its four largest customers, respectively.

For the three months ended June 30, 2025, the Company recognized 62.7% of its revenue from three customers.

For the six months ended June 30, 2025, the Company recognized 18.5%, 10.7% and 10.6% of its revenue from its top three customers, respectively.

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

Given that draws are typically recovered through commissions earned on originated transactions, the Company also evaluates the underlying pipeline of transactions, historical conversion rates of such transactions into funded deals, and the ongoing relationship with the applicable salesperson. Where repayment is no longer probable, such as when a salesperson is no longer affiliated with the Company or when expected future commissions are insufficient to cover outstanding draws, the Company records a specific reserve or writes off the balance when deemed uncollectible. As of June 30, 2026 and December 31, 2025, the Company has a reserve against its draw balances of $40,391 and $0, respectively.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for one year after the date the financial statements are issued. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

For the six months ended June 30, 2026, the Company reported net income of $138,175, generated cash from operations of $98,983, and had a working capital deficit of $57,551. Although the Company has achieved positive results during the current period, it has only recently begun generating net income and still may rely on related parties for financing. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business Administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of June 30, 2026 and December 31, 2025, all payments to date have been applied to interest and the balance remains at $150,000.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company has a loan payable due to Park River Investments LLC (formerly Mag Mile Capital LLC) of $300,000 and $300,000, respectively. The loan is non-interest bearing and due on demand. Loans to the Company are used to pay operating expenses.

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

On January 1, 2025, we entered into a commercial lease agreement, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space for use as office/lounge space. The lease requires a monthly rental payment of approximately $1,900. As of June 30, 2026, the Company has accrued $22,800 for payments due, which was reduced by a $20,363 draw receivable for $2,437 due as of June 30, 2026. As of December 31, 2025, the Company has accrued $22,800 for payments due, which was reduced by a $2,437 draw receivable for $20,363 due as of December 31, 2025. The Company has elected the short-term lease exemption under ASC 842-20-25-2.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three and six months ended June 30, 2026, Mr. Shah earned commissions of $305,500 and $1,406,163, respectively. For the three and six months ended June 30, 2025, Mr. Shah earned commissions of $49,500 and $229,900, respectively. There was $79,750 due as of both June 30, 2026 and December 31, 2025, for commission expense. The amount is disclosed as accounts payable – related party on the balance sheet.

A summary of Accounts Payable and Accruals – Related Party is as follows:

	June 30, 2026	December 31, 2025
Deferred lease liability	$17,800	$33,400
Basement lease accrual	22,800	20,363
Commissions payable	79,750	79,750
Total	$120,350	133,513

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

Of the authorized preferred stock, 1,000,000 shares have been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock and has 100,000 voting rights per share.

As of June 30, 2026 and December 31, 2025, there are no shares of preferred stock issued.

Common Stock

The Company has 480,000,000 shares of common stock authorized, with a par value of $0.00001. As of June 30, 2026 and December 31, 2025, there are 100,055,935 and 100,055,935 shares of common stock issued and outstanding, respectively.

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

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Asset
Operating lease asset	Right of use asset	$172,183	$203,272
Total lease asset		$172,183	$203,272

Liability
Operating lease liability – current portion	Current operating lease liability	$180,341	$97,820
Operating lease liability – noncurrent portion	Long-term operating lease liability	125,562	208,083
Total lease liability		$305,903	$305,903

Lease obligation at June 30, 2026 consisted of the following:

For the year ended December 31:
2026	$234,000
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(95,797)
Lease obligation, net	305,903
Less current portion	(180,341)
Lease obligation – long term	$125,562

Operating lease expense for the six months ended June 30, 2026 and 2025 was $37,538 and $37,537, respectively.

As of June 30, 2026, there is approximately 2.5 years remaining on the term of the lease.

In order to manage the Company’s cash flows the Company has paid only $72,750 since fiscal year 2024, including $24,000 in 2026, towards its office lease. The Company intends to resume making lease payments when there are funds available to do so. The lease liability continues to be amortized over the lease term despite the lack of payments. Any reduction in the lease liability is being allocated to a separate accrual account for the purpose of repaying Mr. Shah in the future.

NOTE 9 – SEGMENT REPORTING

The Company operates as a single reportable segment engaged in commercial real estate mortgage banking and related capital advisory services. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM regularly reviews the Company’s financial results on a consolidated basis to assess operating performance, allocate resources, evaluate liquidity and cash requirements, and make strategic operating decisions.

The CODM primarily evaluates segment performance based on revenue, gross profit, operating income (loss), net income (loss), and cash flows from operations. Gross profit, which represents revenue less commission expense, including related-party commission expense, is a significant measure used by the CODM in evaluating the profitability of the Company’s lending and financing activities. The CODM also reviews significant operating expense categories, including professional fees, consulting expense, payroll expense, and general and administrative expense, in assessing operating performance and determining resource allocation.

The Company’s segment revenues, significant expenses and measure of segment profit or loss are the same as the corresponding amounts presented in the Company’s condensed statements of operations. The Company does not allocate assets or liabilities to separate business components because the CODM manages the Company and evaluates financial position on a consolidated basis. Accordingly, the Company has one operating segment and one reportable segment.

NOTE 10 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740. For interim reporting purposes, income tax expense is recognized using an estimated annual effective tax rate applied to year-to-date ordinary income, together with the tax effects of discrete items recognized in the period.

For the six months ended June 30, 2026, the Company recorded no income tax expense or benefit. The Company generated pre-tax income of $138,175 during the period; however, it continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

As of June 30, 2026, the Company’s deferred tax assets continue to consist primarily of net operating loss carryforwards. There have been no material changes to the components of deferred tax assets, valuation allowance, or related estimates from those disclosed in the Company’s audited financial statements as of December 31, 2025.

The Company’s effective tax rate for the six months ended June 30, 2026 differs from the combined statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets, partially offset by permanent differences related to stock-based compensation.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the six months ended June 30, 2026 and 2025:

	2026	2025
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	17.0%	17.0%
Combined statutory rate	38.0%	38.0%
Permanent differences (stock-based compensation)	9.4%	9.4%
Change in valuation allowance	(47.4)%	(47.4)%
Effective income tax rate	0.0%	0.0%

NOTE 11 - SUBSEQUENT EVENTS

On July 8, 2026, the Company’s Board of Directors and stockholders holding a majority of the Company’s voting power approved the Mag Mile Capital, Inc. 2026 Stock Incentive Plan (the “2026 Plan”), which is expected to become effective on August 17, 2026. The 2026 Plan provides for the issuance of up to 20,000,000 shares of the Company’s common stock to eligible employees, officers, directors and consultants through awards that may include incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards and other stock-based awards. The Plan is administered by the Board of Directors or a committee appointed by the Board, which has discretion to determine the recipients, type, amount, vesting provisions and other terms and conditions of awards. Of the shares reserved under the 2026 Plan, a maximum of 1,000,000 shares may be issued pursuant to incentive stock options.

Management evaluated subsequent events and transactions occurring after June 30, 2026 through the date these financial statements were issued. Except for the matters disclosed above, management determined that there were no additional subsequent events requiring recognition or disclosure in the accompanying financial statements.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue and Gross Profit

Our revenue for the three months ended June 30, 2026 and 2025 was $879,050 and $706,875, respectively, an increase of $172,175, or 24.4%. The increase in revenue was primarily attributable to increased deal activity, including several large loans originated through the Commercial Mortgage-Backed Securities (“CMBS”) market, which remained active during the second quarter of 2026. The Company also recognized $235,000 of securitization fees and $644,051 of success fees during the second quarter of 2026, compared to $284,000 and $422,875, respectively, during the second quarter of 2025.

The Company continues to experience fluctuations in monthly and quarterly revenue as a result of the timing and size of transactions closed. Revenue is dependent on overall deal flow, lender activity, pricing, and individual lenders’ credit appetites. During the second quarter of 2026, the Company continued to benefit from increased activity in the CMBS market and several larger financing transactions.

Our commission expense for the three months ended June 30, 2026 and 2025, was $343,612 and $364,301, respectively, a decrease of $20,689 or 5.7%. The decrease in commission expense, despite the increase in revenue, was primarily due to restructuring certain originator commission splits and overrides to improve the Company’s profitability.

Our related-party commission expense for the three months ended June 30, 2026 and 2025, was $305,500 and $49,500, respectively, an increase of $256,000 or 517.2%. The increase was primarily attributable to a greater number of transactions originated by the Company’s Chairman and CEO. Related-party commission expense represents commissions paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause of the related revenue.

As a result, gross profit decreased to $229,938 for the three months ended June 30, 2026, compared to $293,074 for the three months ended June 30, 2025, a decrease of $63,136, or approximately 21.5%. The decrease in gross profit was primarily attributable to the significant increase in related-party commission expense, partially offset by the increase in revenue and the decrease in non-related-party commission expense.

Operating Expenses

Professional fees for the three months ended June 30, 2026 and 2025, were $27,980 and $24,066, respectively, an increase of $3,914 or 16.3%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a $7,000 increase in accounting fees (due to timing of billings) offset by decrease of legal fees.

Payroll expense for the three months ended June 30, 2026 and 2025, was $102,943 and $139,369, respectively, a decrease of $36,426 or 26.1%. Payroll expense decreased due to improved payroll management, decreased splits of some of the originators, and moving bonus for the Analyst to formulaic bonus directly connected to revenue as opposed to discretionary bonus.

General and administrative expenses for the three months ended June 30, 2026 and 2025, were $219,689 and $193,030, respectively, an increase of $26,659 or 13.8%. In the current period we had an increase of conference expense of approximately $33,000, $31,000 for marketing expense and office expense of $8,700. These increases were offset by a $46,250 decrease in consulting expense and a $35,264 decrease in meals and entertainment expense.

For the three months ended June 30, 2026 and 2025, the Company recognized $40,391 and $0, respectively of bad debt expense related to its draw receivable accounts.

Other Expense

We incurred interest expense of $2,193 and $2,193 for the three months ended June 30, 2026 and 2025. We incur interest expense for our Small Business Administration loan (Note 5).

Net Loss

We had a net loss of $163,258 for the three months ended June 30, 2026, compared to $65,584 for the three months ended June 30, 2025. The increase to our net loss was the result of a $63,136 decrease in our gross profit, while our operating expenses were about the same, for a net increase to operating loss of $97,674.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenue and Gross Profit

Our revenue for the six months ended June 30, 2026 and 2025, was $3,261,425 and $1,487,375, respectively, an increase of $1,774,050 or 119.3%. The increase in revenue was primarily attributable to increased deal activity, including several large loans originated through the Commercial Mortgage-Backed Securities (“CMBS”) market, which remained active during the second quarter of 2026.

The Company continues to experience fluctuations in monthly and quarterly revenue as a result of the timing and size of transactions closed. Revenue is dependent on overall deal flow, lender activity, pricing, and individual lenders’ credit appetites. During the second quarter of 2026, the Company continued to benefit from increased activity in the CMBS market and several larger financing transactions.

Our commission expense for the six months ended June 30, 2026 and 2025, was $927,031 and $708,321, respectively, an increase of $218,710 or 30.9%. We saw an increase in commission expenses in conjunction with the increase in revenue due to restructuring of some of the Originator’s splits and overrides to increase the Company’s profitability.

Our related-party commission expense for the six months ended June 30, 2026 and 2025, was $1,406,163 and $229,900, respectively, an increase of $1,176,263 or 511.6%.

The increase was primarily attributable to a greater number of transactions originated by the Company’s Chairman and CEO. Related-party commission expense represents commissions paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause of the related revenue.

As a result, gross profit increased to $928,231 for the six months ended June 30, 2026, compared to $549,154 for the six months ended June 30, 2025, an increase of $379,077, or 69%. The increase in gross profit was primarily attributable to the increase in revenue.

Operating Expenses

Professional fees for the six months ended June 30, 2026 and 2025, were $42,980 and $49,879, respectively, a decrease of $6,899 or 13.8%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a $14,557 decrease in audit fees, (due to timing of billings) offset by increases of accounting and legal fees.

Consulting expense for the six months ended June 30, 2026 and 2025, was $136,250 and $0, respectively, an increase of $136,250. In the current year we recognized $90,000 for IR consulting. We also recognized $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period.

Payroll expense for the six months ended June 30, 2026 and 2025, was $168,066 and $210,007, respectively, a decrease of $41,941 or 20%. Payroll expense decreased due to improved payroll management, decreased splits of some of the originators, and moving bonus for the Analyst to formulaic bonus directly connected to revenue as opposed to discretionary bonus.

General and administrative expenses for the six months ended June 30, 2026 and 2025, were $397,983 and $340,752, respectively, an increase of $57,231 or 16.8%. In the current period we had an increase of conference expense of approximately $30,000, $36,000 for marketing expense, office expense of $14,500 and other general business expense of $21,700. The larger increases were offset by a $26,000 decrease for meals and entertainment.

For the six months ended June 30, 2026 and 2025, the Company recognized $40,391 and $0, respectively of bad debt expense related to its draw receivable accounts.

Other Expense

We incurred interest expense of $4,386 and $4,386 for the six months ended June 30, 2026 and 2025. We incur interest expense for our Small Business Administration loan (Note 5).

Net Income

We had net income of $138,175 for the six months ended June 30, 2026, compared to a net loss of $55,870 for the six months ended June 30, 2025. The increase from a net loss to net income was primarily attributable to a $379,077 increase in gross profit, partially offset by a $185,032 increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of approximately $613,000 and a working capital deficit of $57,551.

During the six months ended June 30, 2026, we generated $98,983 of cash from operating activities. Cash flows provided by operating activities were the result of (i) our net income of $138,175, adjusted for non-cash activity of $117,730 and (ii) a decrease in prepaids of $6,209, a decrease of draws against commissions of $49,155, a decrease of accounts payable and accruals of $199,123 and a decrease of accounts payable - related party of $13,163.

During the six months ended June 30, 2025, we received $342,906 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net loss of $55,870, adjusted for non-cash activity of $75,276 and (ii) an increase in prepaids of $16,921, a decrease of draws against commissions of $51,221, an increase of accounts payable and accruals of $234,200 and an increase of proceeds from related parties of $55,000.

During the six months ended June 30, 2026 and 2025, we had no investing activities.

During the six months ended June 30, 2026 and 2025, we had no financing activities.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Mag Mile Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.2	Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.3	Certificate of Correction to Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mag Mile Capital, Inc.

Date: August 14, 2026

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

