Form 10-Q
period 2026-09-30
Mag Mile Capital, Inc.
filed 2026-11-06
CIK 1879293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from

Commission File Number 000-56333

MAG MILE CAPITAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware	87-1614433
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer- Identification No.)

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

As of November 6, 2026, there were 100,055,935 shares of Common Stock, $0.00001 par value, outstanding.

MAG MILE CAPITAL, INC.

FORM 10-Q

For the period ended September 30, 2026

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAG MILE CAPITAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$566,902	$513,777
Draws against commissions, net	50,900	144,544
Prepaid expenses	29,751	41,210
Prepaid stock compensation	—	46,250
Total Current Assets	647,553	745,781

Operating lease right of use asset	156,237	203,272
Property and equipment, net	—	—
Total Other Assets	156,237	203,272

Total Assets	$803,790	$949,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accruals	$109,893	$349,970
Accounts payable and accruals – related party	29,383	133,513
Loan payable	8,772	8,772
Loan payable – related party	300,000	300,000
Operating lease liability – current portion	197,258	97,820
Total Current Liabilities	645,306	890,075

Long Term Liabilities:
Operating lease liability – net of current portion	108,646	208,083
Loan payable, net of current portion	141,228	141,228
Total Long Term Liabilities	249,874	349,311

Total Liabilities	895,180	1,239,386

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized
Series A Preferred stock, $0.00001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 480,000,000 shares authorized; 100,055,935 shares issued and outstanding	1,000	1,000
Additional paid in capital	2,804,236	2,804,236
Accumulated deficit	(2,896,626)	(3,095,569)
Total Stockholders’ Equity (Deficit)	(91,390)	(290,333)
Total Liabilities and Stockholders’ Equity (Deficit)	$803,790	$949,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,042,650	$324,600	$4,304,075	$1,811,975
Commission expense	(278,157)	(187,924)	(1,205,188)	(896,245)
Commission expense – related party	(416,000)	—	(1,822,163)	(229,900)

Gross profit	348,493	136,676	1,276,724	685,830

Operating expenses:
Professional fees	15,400	24,265	58,380	74,144
Consulting	—	—	136,250	—
Payroll expense	95,004	84,225	263,070	294,232
General and administrative	156,016	473,057	553,999	813,809
Bad debt expense	19,112	—	59,503	—
Total operating expenses	285,532	581,547	1,071,202	1,182,185

Income (loss) from operations	62,961	(444,871)	205,522	(496,355)

Other expense:
Interest expense	(2,193)	(2,193)	(6,579)	(6,579)
Total other expense	(2,193)	(2,193)	(6,579)	(6,579)

Net income (loss) before income tax	60,768	(447,064)	198,943	(502,934)
Income tax	—	—	—	—

Net Income (Loss)	$60,768	$(447,064)	$198,943	$(502,934)

Net Income (Loss) per share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding, basic and diluted	100,055,935	100,055,935	100,055,935	100,055,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,095,569)	$(290,333)
Net income	—	—	—	—	—	301,433	301,433
Balances, March 31, 2026	100,055,935	1,000	—	—	2,804,236	(2,794,136)	11,100
Net loss	—	—	—	—	—	(163,258)	(163,258)
Balances, June 30, 2026	100,055,935	1,000	—	—	2,804,236	(2,957,394)	(152,158)
Net income	—	—	—	—	—	60,768	60,768
Balances, September 30, 2026	100,055,935	$1,000	—	$—	$2,804,236	$(2,896,626)	$(91,390)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2024	100,055,935	$1,000	—	$—	$2,804,236	$(2,971,814)	$(166,578)
Net income	—	—	—	—	—	9,714	9,714
Balances, March 31, 2025	100,055,935	1,000	—	—	2,804,236	(2,962,100)	(156,864)
Net loss	—	—	—	—	—	(65,584)	(65,584)
Balances, June 30, 2025	100,055,935	1,000	—	—	2,804,236	(3,027,684)	(222,448)
Net loss	—	—	—	—	—	(447,064)	(447,064)
Balances, September 30, 2025	100,055,935	$1,000	—	$—	$2,804,236	$(3,474,748)	$(669,512)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$198,943	$(502,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	47,036	44,008
Stock compensation	46,250	92,500
Provision for credit losses	59,503	—
Changes in Operating Assets and Liabilities:
Prepaids	11,459	(8,138)
Draws against commissions	34,141	44,537
Accounts payable and accruals	(240,077)	73,220
Accounts payable and accruals – related party	(104,130)	—
Proceeds from related parties	—	315,000
Net cash provided by operating activities	53,125	58,193

Net change in cash	53,125	58,193
Cash, at beginning of period	513,777	484
Cash, at end of period	$566,902	$58,677

Cash paid for:
Cash paid for interest	$6,579	$6,579
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAG MILE CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On March 30, 2023, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson, Inc. (“Myson”), the registrant’s former name. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the titles of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders owned, as of the closing of the merger, 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2026 and 2025, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generates revenues from brokering financing transactions, mainly senior debt on Commercial Real Estate (CRE) transactions. Success fee revenue is recognized when the related transaction closes, which is generally the same day the cash is received. Securitization revenue is received and recognized after a short delay after a deal closes. In most cases, securitization revenue is received 30 to 45 days after closing of the transaction. The Company does not recognize this revenue until earned. For certain types of loans, mainly securitized Commercial Mortgage-Backed Securities loans (CMBS) loans, revenues are also earned after the transaction closing based on the successful securitization of the loan into bonds. For the three and nine months ended September 30, 2026, we recognized $545,362 and $1,973,362 of securitization fees, respectively. For the three and nine months ended September 30, 2026, we recognized $497,288 and $2,330,713 of success fees, respectively. For the three and nine months ended September 30, 2025, we recognized $0 and $689,000 of securitization fees, respectively. For the three and nine months ended September 30, 2025, we recognized $324,600 and $1,122,975 of success fees, respectively.

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

For the three months ended September 30, 2026, the Company recognized 30.7%, 30.7%, 21.6% and 14.4% of its revenue from its top four customers, respectively.

For the nine months ended September 30, 2026, the Company recognized 38.4% and 11.6% of its revenue from its top two customers, respectively.

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

Given that draws are typically recovered through commissions earned on originated transactions, the Company also evaluates the underlying pipeline of transactions, historical conversion rates of such transactions into funded deals, and the ongoing relationship with the applicable salesperson. At each reporting date, the Company records an allowance for the lifetime expected credit losses on its draw balances. The Company writes off balances when they are deemed uncollectible, such as when a salesperson is no longer affiliated with the Company or when expected future commissions are insufficient to cover outstanding draws. As of September 30, 2026 and December 31, 2025, the Company had no reserve against its draw balances. During the three months ended September 30, 2026, the Company wrote off $59,503 of draws against commissions that were determined to be uncollectible, consisting of a $50,489 balance due from a former originator, which included $40,391 that had been reserved as of June 30, 2026, and $9,014 of draw balances due from other originators. As the write-offs exceeded the existing reserve, the Company recognized bad debt expense of $19,112 during the three months ended September 30, 2026, consisting of the remaining $10,098 balance due from the former originator and the $9,014 of other write-offs. For the nine months ended September 30, 2026, total write-offs and bad debt expense were each $59,503, of which $40,391 of bad debt expense was recognized during the three months ended June 30, 2026. The following table presents the activity in the allowance for credit losses on draws against commissions:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$40,391	$—
Provision for credit losses	19,112	59,503
Write-offs	(59,503)	(59,503)
Recoveries	—	—
Ending balance	$—	$—

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

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

For the nine months ended September 30, 2026, the Company reported net income of $198,943, generated cash from operations of $53,125, and had working capital of $2,247. Although the Company has achieved positive results during the current period, it has only recently begun generating net income and still may rely on related parties for financing. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of leasehold improvements, office and other equipment. All property and equipment were fully depreciated in 2024. The Company capitalizes property and equipment with a useful life of greater than one year and a cost of more than $2,000.

NOTE 5 – LOAN PAYABLE

On May 27, 2020, the Company received a $150,000 loan from the Small Business Administration (“Loan”). The Loan accrues interest at 3.75% and matures in thirty years. Monthly payments of principal and interest of $731 are to begin twelve months from the date of the Loan. The Loan can be prepaid at any time without penalty. As of September 30, 2026 and December 31, 2025, all payments to date have been applied to interest and the balance remains at $150,000.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2026 and December 31, 2025, the Company has a loan payable due to Park River Investments LLC (formerly Mag Mile Capital LLC) of $300,000 and $300,000, respectively. The loan is non-interest bearing and due on demand. Loans to the Company are used to pay operating expenses.

The Company has an office lease dated January 1, 2023, with a term of three years, with a one-time renewal option for an additional three years, for 1,625 square feet at 1141 W. Randolph Street, Floor 2, Chicago, IL 60607, with 1141 W. Randolph, LLC, a company owned and controlled by Rushi Shah, CEO. The lease requires a monthly rental payment of approximately $4,062. Base Rent shall increase by $1,462.50 per year beginning the first anniversary (Note 8). The option to renew was exercised, extending the lease termination date to December 31, 2028.

On January 1, 2025, we entered into a commercial lease agreement with 1141 W. Randolph, LLC, at 1141 W. Randolph St., Chicago, IL, for approximately 1,625 square feet of basement space for use as office/lounge space. The lease requires a monthly rental payment of approximately $1,900. As of September 30, 2026, the Company has accrued $28,500 for payments due, which was reduced by $20,363 draw receivable for $8,137 due as of September 30, 2026. As of December 31, 2025, the Company has accrued $22,800 for payments due, which was reduced by a $2,437 draw receivable for $20,363 due as of December 31, 2025. The Company has elected the short-term lease exemption under ASC 842-20-25-2.

Related party commission expense is for commission paid to Park River Investments, LLC, a company owned by Mr. Shah, Chairman and CEO, where Mr. Shah was the procuring cause for the revenue. Per the terms of Mr. Shah’s employment agreement his commission is limited to 55% of all revenue from commercial real estate mortgage financing for which he is the procuring cause. For the three and nine months ended September 30, 2026, Mr. Shah earned commissions of $416,000 and $1,822,163, respectively. For the three and nine months ended September 30, 2025, Mr. Shah earned commissions of $0 and $229,900, respectively. There was $0 and $79,750 due as of September 30, 2026 and December 31, 2025, respectively, for commission expense. The amount is disclosed as accounts payable – related party on the balance sheet.

A summary of Accounts Payable and Accruals – Related Party is as follows:

	September 30, 2026	December 31, 2025
Deferred lease liability	$3,320	$33,400
Basement lease accrual	26,063	20,363
Commissions payable	—	79,750
Total	$29,383	$133,513

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

As of September 30, 2026 and December 31, 2025, there are no shares of preferred stock issued.

Common Stock

The Company has 480,000,000 shares of common stock authorized, with a par value of $0.00001. As of September 30, 2026 and December 31, 2025, there are 100,055,935 and 100,055,935 shares of common stock issued and outstanding, respectively.

On July 8, 2026, the Company’s Board of Directors and stockholders holding a majority of the Company’s voting power approved the Mag Mile Capital, Inc. 2026 Stock Incentive Plan (the “2026 Plan”), which became effective on August 17, 2026. The 2026 Plan provides for the issuance of up to 20,000,000 shares of the Company’s common stock to eligible employees, officers, directors and consultants through awards that may include incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards and other stock-based awards. The Plan is administered by the Board of Directors or a committee appointed by the Board, which has discretion to determine the recipients, type, amount, vesting provisions and other terms and conditions of awards. Of the shares reserved under the 2026 Plan, a maximum of 1,000,000 shares may be issued pursuant to incentive stock options. As of September 30, 2026, no awards had been granted under the 2026 Plan.

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

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Asset
Operating lease asset	Right of use asset	$156,237	$203,272
Total lease asset		$156,237	$203,272

Liability
Operating lease liability – current portion	Current operating lease liability	$197,258	$97,820
Operating lease liability – noncurrent portion	Long-term operating lease liability	108,646	208,083
Total lease liability		$305,904	$305,903

Lease obligation at September 30, 2026 consisted of the following:

For the year ended December 31:
2026	$234,000
2027	83,850
2028	83,850
Total payments	401,700
Amount representing interest	(95,796)
Lease obligation, net	305,904
Less current portion	(197,258)
Lease obligation – long term	$108,646

Operating lease expense for the nine months ended September 30, 2026 and 2025 was $40,954 and $56,397, respectively.

As of September 30, 2026, there is approximately 2.25 years remaining on the term of the lease.

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

The CODM primarily evaluates segment performance based on revenue, gross profit, operating income (loss), net income (loss), and cash flows from operations. Gross profit, which represents revenue less commission expense, including related-party commission expense, is a significant measure used by the CODM in evaluating the profitability of the Company’s lending and financing activities. The CODM also reviews significant operating expense categories, including professional fees, consulting expense, payroll expense, general and administrative expense, and bad debt expense, in assessing operating performance and determining resource allocation.

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

For the nine months ended September 30, 2026, the Company recorded no income tax expense or benefit. The Company generated pre-tax income of $198,943 during the period; however, it continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

As of September 30, 2026, the Company’s deferred tax assets continue to consist primarily of net operating loss carryforwards. There have been no material changes to the components of deferred tax assets, valuation allowance, or related estimates from those disclosed in the Company’s audited financial statements as of December 31, 2025.

The Company’s effective tax rate for the nine months ended September 30, 2026 differs from the combined statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets, partially offset by permanent differences related to stock-based compensation.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2026 and 2025:

	2026	2025
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit*	17.0%	17.0%
Combined statutory rate	38.0%	38.0%
Permanent differences (stock-based compensation)	8.8%	(7.0)%
Change in valuation allowance	(46.8)%	(31.0)%
Effective income tax rate	0.0%	0.0%

*	The state rate reflects the Illinois corporate income tax rate of 7.0%, the Illinois personal property replacement tax rate for C corporations of 2.5%, and the Connecticut corporate income tax rate of 7.5%.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions occurring after September 30, 2026 through the date these financial statements were issued. Management determined that there were no subsequent events requiring recognition or disclosure in the accompanying financial statements.

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

On March 30, 2023, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) with Megamile Capital, Inc. d/b/a Mag Mile Capital f/k/a CSF Capital LLC (“Mag Mile Capital”) under which Mag Mile Capital was merged with and into Myson, Inc. (“Myson”), the registrant’s former name. At the closing of the Reorganization Agreement, the sole member of the Myson Board of Directors and its officer resigned and Rushi Shah, President and CEO of Mag Mile Capital, assumed the positions of Chairman of the Myson Board of Directors and the titles of President and CEO, Secretary and Treasurer of Myson. Under the terms of the Reorganization Agreement, Mag Mile Capital’s shareholders owned, as of the closing of the merger, 88% of the issued and outstanding shares of the Company’s common stock or 87,424,424 shares.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue and Gross Profit

Our revenue for the three months ended September 30, 2026 and 2025 was $1,042,650 and $324,600, respectively, an increase of $718,050, or 221.2%. The increase in revenue was primarily attributable to increased deal activity, including several large loans originated through the Commercial Mortgage-Backed Securities (“CMBS”) market, which remained active during the third quarter of 2026. The Company also recognized $545,362 of securitization fees and $497,288 of success fees during the third quarter of 2026, compared to $0 and $324,600, respectively, during the third quarter of 2025.

The Company continues to experience fluctuations in monthly and quarterly revenue as a result of the timing and size of transactions closed. Revenue is dependent on overall deal flow, lender activity, pricing, and individual lenders’ credit appetites. During the third quarter of 2026, the Company continued to benefit from increased activity in the CMBS market and several larger financing transactions.

Our commission expense for the three months ended September 30, 2026 and 2025, was $278,157 and $187,924, respectively, an increase of $90,233 or 48.0%. We saw an increase in commission expenses in conjunction with the increase in revenue due to the restructuring of some of the Originators’ splits and overrides to increase the Company’s profitability.

Our related-party commission expense for the three months ended September 30, 2026 and 2025, was $416,000 and $0, respectively, an increase of $416,000. The increase was primarily attributable to a greater number of transactions originated by the Company’s Chairman and CEO. Related-party commission expense represents commissions paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause of the related revenue.

As a result, gross profit increased to $348,493 for the three months ended September 30, 2026, compared to $136,676 for the three months ended September 30, 2025, an increase of $211,817, or approximately 155.0%. The increase in gross profit was primarily attributable to the significant increase in revenue, partially offset by the increase in commission expense.

Operating Expenses

Professional fees for the three months ended September 30, 2026 and 2025, were $15,400 and $24,265, respectively, a decrease of $8,865 or 36.5%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a $9,235 decrease in audit fees (due to timing of billings) offset by a slight increase of accounting fees.

Payroll expense for the three months ended September 30, 2026 and 2025, was $95,004 and $84,225, respectively, an increase of $10,779 or 12.8%. Payroll expense increased due to formulaic bonus directly connected to revenue as opposed to discretionary bonus.

General and administrative expenses for the three months ended September 30, 2026 and 2025, were $156,016 and $473,057 respectively, a decrease of $317,041 or 67%. In the current period we had a decrease of approximately $272,500 for marketing expenses. The prior year period included marketing costs for the August 2025 Lisbon event, which was intended to strengthen relationships with clients and capital sources and to support business development. No comparable event took place in 2026.

Bad debt expense for the three months ended September 30, 2026 and 2025 was $19,112 and $0, respectively. Bad debt expense in the current period relates to the write-off of draws against commissions determined to be uncollectible, consisting of the remaining $10,098 balance of a former originator whose draw balance had been partially reserved in the second quarter of 2026 and $9,014 of draw balances of other originators.

Other Expense

We incurred interest expense of $2,193 and $2,193 for the three months ended September 30, 2026 and 2025. We incur interest expense for our Small Business Administration loan (Note 5).

Net Income (Loss)

We had net income of $60,768 for the three months ended September 30, 2026, compared to a net loss of $447,064 for the three months ended September 30, 2025. The increase from a net loss to net income was the result of a $211,817 increase in our gross profit, while our operating expenses decreased $296,015, for a net increase to operating income of $507,832.

Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue and Gross Profit

Our revenue for the nine months ended September 30, 2026 and 2025, was $4,304,075 and $1,811,975, respectively, an increase of $2,492,100 or 137.5%. The increase in revenue was primarily attributable to increased deal activity, including several large loans originated through the Commercial Mortgage-Backed Securities (“CMBS”) market, which remained active during the third quarter of 2026.

The Company continues to experience fluctuations in monthly and quarterly revenue as a result of the timing and size of transactions closed. Revenue is dependent on overall deal flow, lender activity, pricing, and individual lenders’ credit appetites. During the third quarter of 2026, the Company continued to benefit from increased activity in the CMBS market and several larger financing transactions.

Our commission expense for the nine months ended September 30, 2026 and 2025, was $1,205,188 and $896,245, respectively, an increase of $308,943 or 34.5%. We saw an increase in commission expenses in conjunction with the increase in revenue due to the restructuring of some of the Originators’ splits and overrides to increase the Company’s profitability.

Our related-party commission expense for the nine months ended September 30, 2026 and 2025, was $1,822,163 and $229,900, respectively, an increase of $1,592,263 or 692.6%.

The increase was primarily attributable to a greater number of transactions originated by the Company’s Chairman and CEO. Related-party commission expense represents commissions paid to Park River Investments, LLC, a company owned by the Chairman and CEO, where the Chairman and CEO was the procuring cause of the related revenue.

As a result, gross profit increased to $1,276,724 for the nine months ended September 30, 2026, compared to $685,830 for the nine months ended September 30, 2025, an increase of $590,894, or 86.2%. The increase in gross profit was primarily attributable to the increase in revenue.

Operating Expenses

Professional fees for the nine months ended September 30, 2026 and 2025, were $58,380 and $74,144, respectively, a decrease of $15,764 or 21.3%. Professional fees consist mainly of legal, audit and accounting fees. In the current period we had a $23,792 decrease in audit fees, (due to timing of billings) offset by increases of accounting and legal fees.

Consulting expense for the nine months ended September 30, 2026 and 2025, was $136,250 and $0, respectively, an increase of $136,250. In the current year we recognized $90,000 for investor relations (“IR”) consulting. We also recognized $46,250 of non-cash consulting expense, that had been in prepaids, for common stock issued in a prior period. For the nine months ended September 30, 2025, consulting costs of $92,500 were included in general and administrative expenses rather than presented separately. Excluding the effect of this change in presentation, consulting costs increased by $43,750 compared to the prior year period.

Payroll expense for the nine months ended September 30, 2026 and 2025, was $263,070 and $294,232, respectively, a decrease of $31,162 or 10.6%. Payroll expense decreased due to improved payroll management and moving bonus for the Analyst to formulaic bonus directly connected to revenue as opposed to discretionary bonus.

General and administrative expenses for the nine months ended September 30, 2026 and 2025, were $553,999 and $813,809, respectively, a decrease of $259,810 or 31.9%. In the current period we had a decrease of client entertainment expenses of approximately $38,500 and $238,000 for marketing expense. The prior year period included marketing costs for the August 2025 Lisbon event, which was intended to strengthen relationships with clients and capital sources and to support business development. No comparable event took place in 2026.

For the nine months ended September 30, 2026 and 2025, the Company recognized $59,503 and $0, respectively of bad debt expense related to its draw receivable accounts. Of the nine-month amount, $40,391 was recognized in the second quarter of 2026 and $19,112 was recognized in the third quarter of 2026, in each case related to the write-off or reserve of draws against commissions determined to be uncollectible.

Other Expense

We incurred interest expense of $6,579 and $6,579 for the nine months ended September 30, 2026 and 2025. We incur interest expense for our Small Business Administration loan (Note 5).

Net Income (Loss)

We had net income of $198,943 for the nine months ended September 30, 2026, compared to a net loss of $502,934 for the nine months ended September 30, 2025. The increase from a net loss to net income was primarily attributable to a $590,894 increase in gross profit, and a $110,983 decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of approximately $567,000 and working capital of $2,247.

During the nine months ended September 30, 2026, we generated $53,125 of cash from operating activities. Cash flows provided by operating activities were the result of (i) our net income of $198,943, adjusted for non-cash activity of $152,789 and (ii) a decrease in prepaids of $11,459, a decrease of draws against commissions of $34,141, a decrease of accounts payable and accruals of $240,077 and a decrease of accounts payable - related party of $104,130.

During the nine months ended September 30, 2025, we generated $58,193 of cash from operating activities. Our cash flows provided by operating activities is the result of (i) our net loss of $502,934, adjusted for non-cash activity of $136,508 and (ii) an increase in prepaids of $8,138, a decrease of draws against commissions of $44,537, an increase of accounts payable and accruals of $73,220 and advances from a related party of $315,000. The related party advances were used to fund operating expenses and are not structured as loans with stated repayment terms or interest; accordingly, they are presented within operating activities.

During the nine months ended September 30, 2026 and 2025, we had no investing activities.

During the nine months ended September 30, 2026 and 2025, we had no financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2026:

1.	Insufficient Accounting and Financial Reporting Resources. The Company does not maintain sufficient personnel with the appropriate level of technical accounting expertise and financial reporting experience necessary to ensure the timely and accurate preparation and review of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable SEC reporting requirements. In addition, the Company lacks an adequate supervisory review structure over certain aspects of the financial reporting process.
2.	Inadequate Segregation of Duties. Due to the Company’s limited number of accounting and administrative personnel, certain financial reporting, accounting, and transaction-processing responsibilities are not adequately segregated. This condition increases the risk that errors or unauthorized transactions may not be prevented or detected on a timely basis.

These deficiencies create a reasonable possibility that a material misstatement of the Company’s financial statements could occur and not be prevented or detected on a timely basis.

Remediation of Material Weaknesses

Management recognizes the importance of maintaining effective internal control over financial reporting and intends to address the identified material weaknesses as financial and operational resources permit. The Company expects to continue utilizing external accounting professionals to assist with technical accounting matters, financial statement preparation, and compliance with SEC reporting requirements. Management also intends to evaluate opportunities to strengthen supervisory review procedures, improve documentation of accounting processes, and implement additional compensating controls to address limitations in the segregation of duties. The timing and implementation of these remediation measures will depend upon the availability of financial and personnel resources. The identified material weaknesses will not be considered remediated until the applicable controls have been implemented, operated for a sufficient period, and evaluated by management as effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Mag Mile Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.2	Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.3	Certificate of Correction to Certificate of Merger of Mag Mile Capital, Inc. (Oklahoma) into Mag Mile Capital, Inc. (Delaware) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
10.1	Mag Mile Capital, Inc. 2026 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on July 28, 2026)
31.1	Certification of Chief Executive and Financial Officer (Rule 13a-14(a))
32.1	Certification of Chief Executive and Financial Officer (18 USC 1350)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mag Mile Capital, Inc.

Date: November 6, 2026

By	/s/ Rushi Shah
Rushi Shah
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

